Form 10-Q
period 2010-12-31
Kinetic Resources Corp.
filed 2011-01-27
CIK 1487439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-169346

Kinetic Resources, Corp.
(Exact name of registrant issuer as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Josefa Ortiz de Dominguez #52, Bucerias, Nayarit, Mexico
(Address of principal executive offices)

775-636-6937 OR 52-329-298-3649
(Registrant’s telephone number)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  3,550,000 common shares as of January 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (derived from audited financial information);
F-2	Statements of Operations for the three and six months ended December 31, 2010 and from inception on March 4, 2010 through December 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) as of December 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended December 31, 2010 and from inception on March 4, 2010 through December 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

ASSET	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)

Current
Cash	$4,057	$27,841

Total assets	$4,057	$27,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$19,945	$6,605
Due to related party – Note 5	-	500
	19,945	7,105
Long term liabilities
Note payable, related party – Note 5	15,000	-

Total liabilities	34,945	7,105

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value – Notes 5 and 6 90,000,000shares authorized 3,550,000 shares issued and outstanding	3,550	3,550
Additional paid in capital	24,263	24,263
Deficit accumulated during the exploration stage	(58,701)	(7,077)

Total stockholders’ equity (deficit)	(30,888)	20,736

Total liabilities & stockholders’ equity (deficit)	$4,057	$27,841

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)
(Unaudited)

	Three Month Period Ended December 31, 2010	Six Month Period Ended December 31, 2010	From inception (March 4 2010) to December 31, 2010

Expenses

Audit and accounting fees	$3,124	$10,484	$10,484
Bank charges	47	320	385
Foreign exchange (gain) loss	(4)	(7)	-
Legal fees	26,990	31,133	37,132
Management fees – Note 5	-	-	500
Mineral Property option costs	-	4,000	4,000
Mineral property exploration costs	-	2,500	2,500
Office expenses	1,500	3,100	3,606
Transfer and filing fees	-	94	94

Net loss	$(31,657)	$(51,624)	$(58,701)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic	3,550,000	3,550,000

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP .
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from inception (March 4, 2010) to December 31, 2010
(Stated in US Dollars)
(Unaudited)

	Preferred Shares		(Note 6) Common Shares		Additional Paid In Capital	Deficit Accumulated During the Exploration Stage	Total
	Number	Amount	Number	Amount
Balance, inception (March 4, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash:	-	-	2,000,000	2,000	13,558	-	15,558
Capital stock issued for cash, net of commission	-	-	1,550,000	1,550	10,705	-	12,255
Net loss for the period	-	-	-	-	-	(7,077)	(7,077)

Balance, June 30, 2010	-	-	3,550,000	3,550	24,263	(7,077)	20,736

Net loss for the period	-	-	-	-	-	(51,624)	(51,624)

Balance, December 31, 2010	-	-	3,550,000	$3,550	$24,263	$(58,701)	$(30,888)

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in US Dollars)
(Unaudited)

	Six Month Period Ended December 31, 2010	From inception (March 4 2010) to December 31, 2010

Cash Flows from Operating Activities
Net loss	$(51,624)	$(58,701)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,340	19,945

Net cash used in operating activities	(38,284)	(38,756)

Cash Flows from Financing Activities
Capital stock issued	-	27,813
Due to related party	(500)	-
Promissory note	15,000	15,000

Net cash provided by financing activities	14,500	42,813

Increase (decrease) in cash during the period	(23,784)	4,057

Cash, beginning of the period	27,841	-

Cash, end of the period	$4,057	$4,057

Supplemental information

Interest and taxes paid in cash	$-	$-

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying December 31, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s June 30, 2010 audited financial statements (notes thereto) included in the Company’s Form S-1/A.

Operating results for the six months ended December 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011

Note 2	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on March 4, 2010.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is June 30.

On June 4, 2010, the Company incorporated a wholly-owned subsidiary, KRC Exploration LLC in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration in the USA.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $58,701 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 2	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies consistent with year-end.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and KRC Exploration LLC., a wholly owned subsidiary incorporated in Nevada, USA on June 4, 2010.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the development stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

Note 3	Summary of Significant Accounting Policies– (cont’d)

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2010, the balance did not exceed the federally insured limit.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Note 4	Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 –inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Note 4	Financial Instruments – (cont’d)

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, and promissory note payable in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5	Related Party Transactions

The amount due to related party is due to the Company’s former president for unpaid management fees of $nil (June 30, 2010 - $500).  This amount was unsecured, non-interest bearing and has no specific terms for repayment. As of September 30, 2010, this note has been paid in full.

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s president and received $15,000 cash in exchange.  The note is unsecured, non-interest bearing and matures on September 30, 2012.

On June 4, 2010, the Company received and accepted a subscription to purchase 2,000,000 common shares at $0.00778 per share for aggregate proceeds of $15,558 from the Company’s president.  The subscription agreement permitted the Company to accept 200,000 Mexican Peso’s in full settlement of the share subscription.  The share subscription was settled in Mexican Peso’s.

Note 6	Capital Stock

Issued:

On June 4, 2010, the Company issued 2,000,000 common shares to the Company’s president at $0.00778 per share for total proceeds of $15,558.

On June 22, 2010, the Company issued 1,550,000 common shares at $0.00796 per share for total proceeds of $12,335 pursuant to a private placement.  The Company paid commissions of $100 for net proceeds of $12,235.

Note 7	Commitment

On July 28, 2010, our wholly owned subsidiary,  KRC Exploration LLC, a Nevada limited liability company, (“KRC”)  entered into a Property Option Agreement (the “Property Option Agreement”) with American Mining Corporation (“American”) to acquire an option to purchase a 100% interest in the Young America Mine group of Mineral Claims (the “YAM Claims”). Under the terms of the Property Option Agreement, the Company acquired an option to purchase a 100% interest in the YAM Claims for an initial payment of $4,000. In order to exercise the option, the Company must pay the following monies to American and make the following expenditures on the YAM Claims by the following dates:

Payments to American
•	$4,000 on or before August 31, 2011
•	$20,000 on or before August 31, 2012
•	100,000 on or before August 31, 2013
Exploration Expenditures
•	$15,000 in aggregate exploration expenditures prior to August 31, 2012
•	$50,000 in aggregate exploration expenditures prior to August 31, 2013; and
•	$180,000 in aggregate exploration expenditures prior to August 31, 2014

As at December 31, 2010, the Company has incurred $2,500 of exploration expenditures.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

We are an exploration stage company that intends to engage in the exploration of mineral properties.   On July 28, 2010, our wholly owned subsidiary,  KRC Exploration LLC, a Nevada limited liability company, (“KRC”)  entered into a Property Option Agreement (the “Property Option Agreement”) with American Mining Corporation of Osburn, Idaho (“American”) to acquire an option to purchase a 100% interest in the Young America Mine group of Mineral Claims (the “YAM Claims”).  Although we hold an option to the mineral exploration rights relating to the four mineral claims in the YAM Claims group, we do not own any real property interest in the YAM Claims or any other property.

The YAM Claims do not possess known mineral reserves.  Exploration of it is required before a final determination as to its viability can be made.  We do not currently possess sufficient funds to complete our exploration program of the YAM Claims.  We will seek to fund the Phase I exploration program for the YAM Claims by obtaining capital from management and significant shareholders sufficient to fund the exploration in the ongoing operational expenses and seeking equity and/or debt financing. However we cannot provide any assurances that we will be successful in accomplishing any of these plans.

YAM Claims
The YAM claims consist of 4 en bloc unpatented lode claims totalling 80 acres.  Each claim is approximately 1500 feet by 600 feet.

Location and Means of Access to YAM Claims
The mine is located on BLM-managed land on SR 25about 2000 feet northeast of and 400 feet above the ghost town of Bossburg, Wash., a small settlement on the east bank of Lake Roosevelt. Bossburg is situated about 15 miles north of Kettle Falls and about 20 miles south of Northport.

A two-wheel-drive gravel road, crossing private property, leads directly to the No. 1 adit. The mill ruins are located on private property below and adjacent to the west shoulder of SR 25 directly west of the mine.

Power and rail facilities are available immediately adjacent to the mine.  Supplies and services would be obtained from Northport or from Spokane.

Title to YAM Claims
The YAM Claims are 4 adjoining unpatented claims originally located in 1886. In 2008 American staked the four original unpatented claims that are located on BLM managed land.  At present, the claims are beneficially owned by American.

The YAM Claims are on BLM managed land. The annual claim payments for Bureau of Land Management managed land are $140. American is responsible for making these payments.

Previous Operations and Work Completed on the YAM Claims.
We have not performed any work on the property. American has not performed any recent work on the property and there has been no known recent exploration on the property. There has been past exploration on the property, including work by American over 50 years ago.

Present Condition of YAM Claims.
At present, the property does not have any plant, buildings, equipment or mining assets.  The condition of the workings is unknown and may not be safe for entry.

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.
There is not currently any exploration on the property.  We retained Mr. Barry Price, Master of Science in Geology and Professional Geoscientist to conduct a study and produce a report on the exploration potential of the property.  He had the following recommendation:

•	Phase I
o
Phase I of the recommended geological program will cost a total of approximately $15,000. Phase I consists of on-site surface reconnaissance, mapping, surface sampling, and geochemical analyses. If we are able to secure additional capital, this phase of the program is expected to commence in our second year of operation.

•	Phase II
o
 Phase II would entail underground examination, further sampling and geochemical analyses based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $35,000.  If we are able to secure additional capital, then we anticipate commencing this phase in spring or summer 2013.

•	Phase III
o
The budget for Phase III of our exploration program is tentative in nature as the actual exploration program to be undertaken will depend upon the outcomes of the Phase I and Phase II exploration programs. Phase III of our exploration program, if undertaken, may commence in the spring or early summer of 2014, and will consist of diamond drilling and drill core sampling of approximately 3,000 feet of drilling at several locations on the YAM mineral claims. It is currently estimated that Phase III will cost approximately $135,000.

The cumulative cost of the phases of this program is $185,000, which would be expended as follows:

Phase I

DESCRIPTION	DETAILS	COST US$
Geological Inspection GPS survey claims, workings	4man days @ $750/day	$3,000
Helper	4 man days	$1,200
Food and accommodation Vehicle costs	4 days	$800
Acquire old reports and data, topographic maps		$5,000
Sample assays		$500
Preparation of Base Maps and reports, additional claim staking if required		$5,000
Subtotal		$13,500
Contingency		$1,500
TOTAL EXPENSES		$15,000

Phase II

Phase II of exploration would be contingent on favourable results in the initial phase.

DESCRIPTION	DETAILS	COST US$
Geological supervision And underground examination		$10,000
IP survey and/or Gravity survey		$22,000
Subtotal		$32,000
Contingency		$3,000
TOTAL EXPENSES		$35,000

Phase III

Phase three, diamond drilling;  contingent on results from the initial phases would logically be diamond drilling, estimated at 1000 meters costing $135/meter (all inclusive of Geological supervision and sample assays), total $135,000

While we have not yet commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  The field work of Phase I should be completed in late summer of 2012.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations. If we do decide to proceed with Phase II, then in order to complete significant additional exploration beyond the currently planned Phase I we will need to raise additional capital.

No Known Presence of Reserves on the YAM Claims.
The proposed program is exploratory in nature and there are no known reserves on the property.

Rock Formations and Mineralization of Existing or Potential Economic Significance on the YAM Claims.
All development at the Young America mine was in the lower unit of the Middle Cambrian Metaline Limestone, a dense, fine-grained, bluish-gray dolomitic limestone that strikes N20°E and dips 12–20°E.  In the immediate vicinity of the mine, the host rock is highly brecciated and silicified. Production came from two relatively flat-lying mineralized zones parallel to each other but separated by about 30 feet in elevation. These two zones transgressed bedding planes and have been mined up-dip about 60 feet in elevation to a point 240 feet distant from adits in the cliff face where a post-ore, calcite-rich shear zone was encountered.

The ore lenses range in thickness from a few inches to 6 feet. Primary sulphide minerals consist of an intimate mixture of sphalerite, argentiferous galena, and pyrargyrite. In addition, the upper ore horizon carried a significant concentration of geocronite, a lead–antimony mineral. Some tetrahedrite and chalcopyrite inclusions appeared in the galena. Prior reports indicated that a sample of primary sulphides from the upper mineralized zone contained 1000 ppm tin, probably from the mineral stannite. Prior reports also identified the presence of stibiconite, a hydrated antimony oxide. In addition to identifying stibiconite var. schulzite, prior reports have identified microscopic inclusions of cobaltite in euhedral grains of pyrite. The carbonates of lead and zinc, cerussite and smithsonite, were mined from a narrow high-grade zone of oxidation prior to 1905. Although hand-picked specimens are reported in anecdotal accounts as containing bonanza-type assays of lead, zinc, and silver, a 350-pound sample taken by the USBM from the cliff stope is probably the best representation of the kinds of values contained in the sulphide vein material:  Prior reports discuss a 350 pound sample taken by the USBM from the cliff stope is probably typical of the main sulphide vein material.

Zn	Pb	Cu	Fe	Sb	Ag	Au.
10.9%	5.9%	0.09%	1.2%	0.07%	10.6 opt	.011 opt

The gangue minerals are pyrite, quartz, calcite, and siderite. The primary mineralization shows some characteristics of a replacement-type deposit and some characteristics of open-space filling as indicated by observations made by different investigators. It is possible that both processes have taken place at separate times on one or more occasions. On the basis of thin-section studies, prior reports postulated eight different stages of mineralization at the Young America, beginning with pre-ore fracturing, followed by deposition of sulphides, quartz, calcite, and siderite in different episodes, and ending with post-mineral movement on the calcite-rich shear zone described above.

Results of Operations for the three and six months ended December 31, 2010

We have not earned any revenues from inception on March 4, 2010 through the period ending December 31, 2010. We are presently in the exploration stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred expenses and net losses in the amount of $58,701 from our inception on March 4, 2010 through the period ending December 31, 2010.   During the three months ended December 31, 2010, we incurred expenses and net losses in the amount of $31,657.  During the six months ended December 31, 2010, we incurred expenses and net losses in the amount of $51,624. Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, mineral property option costs, office expenses and mineral property exploration costs.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets of $4,057, consisting of cash in the same amount.  As of December 31, 2010, we had current liabilities of $19,945, consisting of accrued expenses.  Thus, we had a working capital deficit of $15,888 as of December 31, 2010.

We will require additional funding in order to complete the Phase I mineral exploration program and undertake further exploration programs on the YAM Claims and to cover all of our anticipated administrative expenses.

We will seek to fund the Phase I exploration program by obtaining capital from management and significant shareholders sufficient to fund the exploration in the ongoing operational expenses and seeking equity and/or debt financing. However we cannot provide any assurances that we will be successful in accomplishing any of these plans.

If we are able to raise sufficient capital to proceed with Phase I, then once we receive the analyses of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we do not have sufficient funding on hand to do so. We will seek to fund the Phase II exploration program by obtaining capital from management and significant shareholders sufficient to fund the exploration in the ongoing operational expenses and seeking equity and/or debt financing. However we cannot provide any assurances that we will be successful in accomplishing any of these plans.

In the event that exploration programs beyond our planned Phase II program are undertaken on the YAM Claims, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the YAM Claims. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. The existence of commercially exploitable mineral deposits in the YAM Claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the YAM claims, we intend to seek out and acquire interests in additional mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

During this exploration stage Mr. Delgado, our President, will only be devoting approximately five to ten hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as prior to the commencement of the Phase I exploration program field work, he will resign as the Operator of the mineral property and hire outside consultants for that work.  If, however, the demands of our business require more business time of Mr. Delgado for activities such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

The Company has yet to achieve profitable operations, has accumulated losses of $58,701 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Delgado.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form S-1/A filed November 22, 2010.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinetic Resources, Corp.

Date:	January 27, 2011

By: /s/ Luis Antonio Delgado Gonzalez Luis Antonio Delgado Gonzalez Title: Chief Executive Officer and Director