Form 10-Q/A
period 2010-12-31
Kinetic Resources Corp.
filed 2011-03-10
CIK 1487439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes    [ ] No

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

Kinetic Resources, Corp.

Date:	March 10, 2011

By: /s/ Luis Antonio Delgado Gonzalez Luis Antonio Delgado Gonzalez Title: Chief Executive Officer and Director