Form 10-Q
period 2011-03-31
Kinetic Resources Corp.
filed 2011-05-13
CIK 1487439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-169346

Kinetic Resources, Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Josefa Ortiz de Dominguez #52, Bucerias, Nayarit, Mexico
(Address of principal executive offices)

775-636-6937 or 52-329-298-3649
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,550,000 as of May 11, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010 (derived from audited financial information)

F-2
Consolidated Statements of Operations for the three and nine months ended March 31, 2011, from inception on March 4, 2010 through March 31, 2010, and from inception on March 4, 2010 through March 31, 2011 (unaudited)

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) From inception on March 4, 2010 through March 31, 2011 (unaudited)

F-4
Consolidated Statements of Cash Flows for the nine months ended March 31, 2011, from inception on March 4, 2010 through March 31, 2010, and from inception on March 4, 2010 through March 31, 2011 (unaudited)

F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31,	June 30,
ASSET	2011 (Unaudited)	2010 (Audited)

Current
Cash	$1,347	$27,841

Total assets	$1,347	$27,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable	$503	$6,605
Due to related party – Note 5	-	500

Total current liabilities	503	7,105

Long term liabilities
Accrued interest	197	-
Notes payable, related party – Note 5	40,000	-

Total long term liabilities	40,197	-

Total liabilities	40,700	7,105

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value – Notes 5 and 6
90,000,000 shares authorized,3,550,000 shares issued and outstanding	3,550	3,550
Additional paid in capital	24,788	24,263
Deficit accumulated during the exploration stage	(67,691)	(7,077)

Total stockholders’ equity (deficit)	(39,353)	20,736

Total liabilities and stockholders’ equity (deficit)	$1,347	$27,841

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			From	From
			inception	inception
	Three Month	Nine Month	(March 4,	(March 4,
	Period Ended	Period Ended	2010) to	2010) to
	March 31,	March 31,	March 31,	March 31,
	2011	2011	2010	2011

Expenses

Audit and accounting fees	$3,904	$14,388	$-	$14,388
Bank charges	85	405	-	470
Foreign exchange gain	(3)	(10)		(3)
Legal fees	(478)	30,655	798	36,654
Management fees – Note 5	-	-	-	500
Mineral Property option costs	-	4,000	-	4,000
Mineral property exploration costs	-	2,500	-	2,500
Office expenses	1,500	4,600	-	5,106
Transfer and filing fees	3,260	3,354	-	3,354

Operating loss before interest expense	(8,268)	(59,892)	(798)	(66,969)

Interest expense – Note 5	(722)	(722)	-	(722)

Net loss	$(8,990)	$(60,614)	$(798)	$(67,691)

Basic loss per share	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic	3,550,000	3,550,000	-

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from inception (March 4, 2010) to March 31, 2011
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
			(Note 6)		Paid In	Exploration
	Preferred Shares		Common Shares		Capital	Stage	Total
	Number	Amount	Number	Amount
Balance, inception (March 4, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash:	-	-	2,000,000	2,000	13,558	-	15,558
Capital stock issued for cash, net of commission	-	-	1,550,000	1,550	10,705	-	12,255
Net loss for the period	-	-	-	-	-	(7,077)	(7,077)

Balance, June 30, 2010	-	-	3,550,000	3,550	24,263	(7,077)	20,736

Capital contribution by president - Note 5	-	-	-	-	525	-	525
Net loss for the period	-	-	-	-	-	(60,614)	(60,614)

Balance, March 31, 2011	-	-	3,550,000	$3,550	$24,788	$(67,691)	$(39,353)

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

		From	From
		inception	inception
	Nine Month	(March 4	(March 4
	Period Ended	2010) to	2010) to
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(60,614)	$(798)	$(67,691)
Non cash interest expense – capital contribution	525	-	525
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,905)	798	700

Net cash used in operating activities	(65,994)	-	(66,466)

Cash Flows from Financing Activities
Capital stock issued	-	-	27,813
Due to related party	(500)	-	-
Notes Payable, related party	40,000	-	40,000

Net cash provided by financing activities	39,500	-	67,813

Increase (decrease) in cash during the period	(26,494)	-	1,347

Cash, beginning of the period	27,841	-	-

Cash, end of the period	$1,347	$-	$1,347

Supplemental information

Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying March 31, 2011 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s June 30, 2010 audited financial statements (notes thereto) included in the Company’s Form S-1/A.

Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $67,691 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value.

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)

Note 3            Summary of Significant Accounting Policies– (cont’d)

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2011 and  June 30, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2011 and June 30, 2010, the balance did not exceed the federally insured limit.

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

KINETIC RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
(Unaudited)

Note 4	Financial Instruments – (cont’d)

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5	Related Party Transactions

The amount due to related party is due to the Company’s former president for unpaid management fees (June 30, 2010 - $500).  This amount was unsecured, non-interest bearing and has no specific terms for repayment. As of March 31, 2011, this note had been paid in full.

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s president and received $15,000 cash in exchange.  The note is unsecured, non-interest bearing and matures on September 30, 2012.  During the three month and nine month periods ended March 31, 2011, the Company has recorded interest expense of $525 and also recorded a capital contribution of $525 in respect of the imputed interest charge on this note payable.

On February 11, 2011, the Company issued a promissory note of $25,000 to the Company’s president and received $25,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the three month and nine month periods ended March 31, 2011, the Company accrued $197 of interest expense in respect of this note payable.

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

As at March 31, 2011, the Company has incurred $2,500 of exploration expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

YAM Claims
The YAM claims consist of 4 en bloc unpatented lode claims totaling 80 acres.  Each claim is approximately 1500 feet by 600 feet.

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
o
Phase I of the recommended geological program will cost a total of approximately $15,000. Phase I consists of on-site surface reconnaissance, mapping, surface sampling, and geochemical analyses. If we are able to secure additional capital, we would like to initiate this phase prior to the end of the 2011 calendar year.

•	Phase II
o
 Phase II would entail underground examination, further sampling and geochemical analyses based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $35,000.  If we are able to secure additional capital, then we would like to commence this phase two years after Phase II is initiated.

•	Phase III
o
The budget for Phase III of our exploration program is tentative in nature as the actual exploration program to be undertaken will depend upon the outcomes of the Phase I and Phase II exploration programs. Phase III of our exploration program, if undertaken, may commence one year after Phase II is initiated, and will consist of diamond drilling and drill core sampling of approximately 3,000 feet of drilling at several locations on the YAM mineral claims. It is currently estimated that Phase III will cost approximately $135,000.

The cumulative cost of the phases of this program is $185,000, which would be expended as follows:

Phase I

DESCRIPTION	DETAILS	COST US$
Geological Inspection GPS survey claims, workings	4 man days @ $750/day	$3,000
Helper	4 man days	$1,200
Food and accommodation Vehicle costs	4 days	$800
Acquire old reports and data, topographic maps		$5,000
Sample assays		$500
Preparation of Base Maps and reports, additional claim staking if required		$5,000
Subtotal		$13,500
Contingency		$1,500
TOTAL EXPENSES		$15,000

Phase II

Phase II of exploration would be contingent on favourable results in the initial phase.

DESCRIPTION	DETAILS	COST US$
Geological supervision and underground examination		$10,000
IP survey and/or Gravity survey		$22,000
Subtotal		$32,000
Contingency		$3,000
TOTAL EXPENSES		$35,000

Phase III

Phase three, diamond drilling;  contingent on results from the initial phases would logically be diamond drilling, estimated at 1000 meters costing $135/meter (all inclusive of Geological supervision and sample assays), total $135,000

While we have not yet commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended.  We would like to commence the field work of Phase I by the end of the 2011 calendar year.  Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations. If we do decide to proceed with Phase II, then in order to complete significant additional exploration beyond the currently planned Phase I we will need to raise additional capital.

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

Results of operations for the three and nine months ended March 31, 2011, and for the period from March 4, 2010 (date of inception) through March 31, 2011

We have not earned any revenues from inception on March 4, 2010 through the period ending March 31, 2011. We are presently in the exploration stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred expenses and net losses in the amount of $67,691 from our inception on March 4, 2010 through the period ending March 31, 2011.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, mineral property option costs, office expenses, transfer and filing fees and mineral property exploration costs. During the three months ended March 31, 2011, we incurred expenses and net losses in the amount of $8,990 consisting primarily of audit and accounting fees, transfer and filing fees and office expenses.    During the nine months ended March 31, 2011, we incurred expenses and net losses in the amount of $60,614 consisting primarily of legal fees, audit and accounting fees, mineral property option costs, office expenses, transfer and filing fees and mineral property exploration costs.

Liquidity and Capital Resources

As of March 31, 2011, we had current assets of $1,347, consisting of cash in the same amount.  As of March 31, 2011, we had current liabilities of $503, consisting of accrued expenses.  Thus, we had a working capital surplus of $844 as of March 31, 2011.

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

In the event that exploration programs beyond our planned Phase II program are undertaken on the YAM Claims, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the YAM Claims. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. The existence of commercially exploitable mineral deposits in the YAM Claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

The Company has yet to achieve profitable operations, has accumulated losses of $67,691 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Luis Antonio Delgado Gonzalez.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

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

Kinetic Resources, Corp.

Date:	May 13, 2011
/s/ Luis Antonio Delgado Gonzalez
By:	Luis Antonio Delgado Gonzalez
Title:	Chief Executive Officer and Director