Form 10-Q
period 2011-09-30
Kinetic Resources Corp.
filed 2011-11-14
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-169346

Kinetic Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3601 Highway 7 East Suite # 203 Markham, ON L3R 0M3, Canada
(Address of principal executive offices)

(905) 604-8873
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,261,000 as of November 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011 (derived from audited financial information);

F-2	Statements of Operations for the three months ended September 30, 2011 and 2010, and from inception on March 4, 2010 through September 30, 2011 (unaudited);

F-3	Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and from inception on March 4, 2010 through September 30, 2011 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

KINETIC RESOURCES CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

KINETIC RESOURCES CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	September 30	June 30
	2011	2011
	(Unaudited)	(Audited)
ASSET

Current
Cash	$ 413	$ 5,958

Total current assets	413	5,958

Total assets	$ 413	$ 5,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable	$ 36,372	$ 2,612

Total current liabilities	36,372	2,612

Long term liabilities
Accrued interest	-	655
Notes payable, related party - Note 4	-	50,000

Total long term liabilities	-	50,655

Total liabilities	36,372	53,267

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 4 and 8
90,000,000 shares authorized
2,261,000 shares issued and outstanding	2,261	2,261
Additional paid in capital	87,481	26,228
Deficit accumulated during the development stage	(125,701)	(75,798)

Total stockholders’ deficit	(35,959)	(47,309)

Total liabilities and stockholders’ deficit	$ 413	$ 5,958

SEE ACCOMPANYING NOTES.

KINETIC RESOURCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4 2010)
	Three Months Ended		to
	September 30,		September 30,
	2011	2010	2011

Expenses

Audit and accounting fees	$ 7,608	$ 7,360	$ 24,978
Bank charges	93	273	623
Foreign exchange gain	2	(3)	(1)
Legal fees	27,583	4,143	65,993
Management fees	-	-	500
Mineral property option costs	4,000	4,000	8,000
Mineral property exploration costs	-	2,500	2,500
Office expenses	1,000	1,600	7,606
Rent	5,189	-	5,189
Transfer and filing fees	3,830	94	8384

Operating loss	(49,305)	(19,967)	(123,772)

Interest expense - Note 4	(598)	-	(1,929)
	(598)	-	(1,929)

Net loss	$ (49,903)	$ (19,967)	$ (125,701)

Basic loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding - basic	3,550,000	3,550,000

SEE ACCOMPANYING NOTES.

KINETIC RESOURCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4 2010)
	Three Months Ended		to
	September 30,		September 30,
	2011	2010	2011

Cash Flows Used in Operating Activities
Net loss	$ (49,903)	$ (19,967)	$ (125,701)

Adjustments to reconcile net loss to net cash used by operating activities:
Non cash interest expense - capital contribution	226	-	902

Changes in operating assets and liabilities:
Accrued interest	372	-	1,027
Accounts payable and accrued liabilities	33,760	1,068	36,372

Net cash used in operating activities	(15,545)	(18,899)	(87,400)

Cash Flows from Financing Activities
Proceeds from capital stock issued	-	-	27,813
Due to related party	-	(500)	-
Proceeds from notes payable, related party	10,000	15,000	60,000

Net cash provided by financing activities	10,000	14,500	87,813

Increase (decrease) in cash during the period	(5,545)	(4,399)	413

Cash, beginning of the period	5,958	27,841	-

Cash, end of the period	$ 413	$ 23,442	$ 413

Supplemental information

Interest and taxes paid in cash	$ -	$ -	$ -

Non-cash activities
Notes payable and accrued interest, related party assumed with sale of subsidiary	$ 61,027	$ -	$ 61,027

SEE ACCOMPANYING NOTES.

KINETIC RESOURCES CORP.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying September 30, 2011 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim consolidated financial statements should be read in conjunction with the Company’s June 30, 2011 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on March 4, 2010.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is June 30.

On June 4, 2010, the Company incorporated a wholly-owned subsidiary, KRC Exploration LLC (“KRC”) in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration in the USA.

On August 31, 2011, the Company changed its business focus to the development of a portfolio of life settlement policies and sold KRC to the former president.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $125,701 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2

Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and KRC until KRC was disposed of by sale to the former president on August 31, 2011.  Accordingly, the statements of operations and cash flows presented include the results of KRC from June 4, 2010 to August 31, 2011 and the balance sheet presented at June 30, 2011 is a consolidated balance sheet.  The balance sheet presented at September 30, 2011 is solely that of Kinetic Resources Corp.  All significant inter-company transactions and balances have been eliminated.

Development Stage Company

From inception through August 31, 2011, the Company was an exploration stage company.  On August 31, 2011, the Company changed business directions from acquiring exploration and development stage mineral properties to development of a portfolio of life settlement policies.  The Company is now a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents held at September 30, 2011 or June 30, 2011.

Note 3

Summary of Significant Accounting Policies - (cont’d)

Cash and cash equivalents - (cont’d)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2011 and June 30, 2011, the balance did not exceed the federally insured limit.

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

Note 3

Summary of Significant Accounting Policies - (cont’d)

Income Taxes - (cont’d)

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

Newly adopted accounting policies

The Company will adopt FASB ASC Topic 325-30 “Investments in Insurance Contracts”. As of September 30, 2011, the Company has not determined how it will account for life settlement contracts.

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.  The Company reclassified common stock from the balance sheet to additional paid in capital pursuant to the cancellation of capital shares on November 11, 2011.

Note 4

Sale of Subsidiary

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the Agreement, the Company’s interest in KRC was transferred to the former President and the former president assumed all interests and liabilities of KRC amounting to $61,027 in exchange for the Company’s interest in KRC.

The following table summarizes the identifiable assets and liabilities of KRC that were disposed of, the consideration received, and the loss of KRC for the period from July 1, 2011 to August 31, 2011.

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$ (13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Assumed of promissory notes and accrued interest	61,027
Elimination of consolidated losses of KRC	13,220
74,247

Sale of subsidiary- related party	$ 61,027

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$ 4,000

Subsequently, on November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 824,000 and 465,000, common shares, respectively, were returned to treasury and cancelled (See Note 7 Subsequent Events).

Note 5

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

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

Note 6

Related Party Transactions - (Note 4)

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s president and received $15,000 cash in exchange.  The note is unsecured, non-interest bearing and matures on September 30, 2012.  During the three month period ended September 30, 2011, the Company has recorded interest expense of $226 (three month period ended September 30, 2010 - $nil) and also recorded a capital contribution of $226 (2010 - $nil) in respect of the imputed interest charge on this note payable.

Note 6

Related Party Transactions - (Note -4) - (cont’d)

On February 11, 2011, the Company issued a promissory note of $25,000 to the Company’s president and received $25,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the three month period ended September 30, 2011, the Company accrued $255 (three month period ended September 30, 2010 - $nil) of interest expense in respect of this note payable.

On May 10, 2011, the Company issued a promissory note of $10,000 to the Company’s president and received $10,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the three month period ended September 30, 2011, the Company accrued $102 (three month period ended September 30, 2010 - $nil) of interest expense in respect of this note payable.

On August 22, 2011, the Company issued a promissory note of $10,000 to the Company’s president and received $10,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the three month period ended September 30, 2011, the Company accrued $15 (three month period ended September 30, 2010 - $nil) of interest expense in respect of this note payable.

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the agreement, the former President of the Company assumed $61,027 of related party notes payable and accrued interest. (Note 4)

Note 7

Subsequent Event

On October 3, 2011, the Company issued 1,000,000 common shares to pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000.

On November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 824,000 and 465,000, common shares, respectively, were returned to treasury and cancelled.  Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce the number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retrospectively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

Note 8

Commitment

On September 1, 2011, the Company entered into a lease agreement for a term of two years.  The Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

2012	$23,828
2013	$31,770
2014	$5,295

Additional fees and taxes of approximately $2,541 per month are due in connection with the lease agreement.  Upon acceptance of the lease agreement, a security deposit of $12,000 was required.  As of September 30, 2011, a security deposit of $12,000 was unpaid.

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

Company Overview

We are a Nevada corporation formed March 4, 2010.  Our initial business operations were focused on the exploration of mineral properties in Washington.   On August 31, 2011, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Luis Antonio Delgado Gonzalez.  Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, KRC Exploration LLC, to Mr. Gonzalez.  In exchange for this assignment of membership interests, Mr. Gonzalez agreed to assume and cancel all liabilities relating to our former business of exploring approximately 80 acres of lode mining claims located in the State of Washington.

As a result of the Agreement, we are no longer pursuing our former business plan and have changed our business focus.  As financing permits, we will be acquiring an ongoing portfolio of life settlement policies.  We expect that the universal and whole life policies we purchase will provide substantial payouts upon the passing of the insured.  With the right business model and experienced management, we believe we will be able to accumulate a portfolio of quality policies that will generate stable returns.  As our new line of business continues to develop, we will make appropriate additional disclosures.

Results of operations for the three and nine months ended September 30, 2011 and 2010, and for the period from March 4, 2010 (date of inception) through September 30, 2011

We have not earned any revenues from inception on March 4, 2010 through the period ending September 30, 2011. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred total expenses and net losses in the amount of $125,701 from our inception on March 4, 2010 through the period ending September 30, 2011.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, mineral property option costs, office expenses, transfer and filing fees and mineral property costs. During the three months ended September 30, 2011, we incurred expenses and net losses in the amount of $49,903 consisting primarily of audit and accounting fees, legal fees, and mineral property costs. During the three months ended September 30, 2010, we incurred expenses and net losses in the amount of $19,967.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $413, consisting entirely of cash.  As of September 30, 2011, we had current liabilities of $36,372, consisting of accounts payable.  Thus, we had a working capital deficit of $35,959 as of September 30, 2011.

We will require substantial additional funding in order to undertake our planned business of acquiring a portfolio of life settlement policies. Although we are currently seeking equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $125,701 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Kinetic Resources, Corp.

Date:	November 14, 2011

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer and Director