Form 10-Q
period 2011-12-31
Crown Alliance Capital Ltd
filed 2012-02-14
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2011

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-169346

Crown Alliance Capital Limited

(Exact name of registrant as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3601 Highway 7 East Suite # 203 Markham, ON L3R 0M3, Canada
(Address of principal executive offices)

(905) 604-8873
(Registrant’s telephone number)

Kinetic Resources Corp.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,375,016 as of February 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-2	Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011 (derived from audited financial information);

F-3	Statements of Operations for the three and six months ended December 31, 2011 and 2010, and from inception on March 4, 2010 through December 31, 2011 (unaudited);

F-4	Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and from inception on March 4, 2010 through December 31, 2011 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments and normal recurring accruals considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	December 31	June 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$ 520	$ 5,958

Total current assets	520	5,958

Office equipment - Note 4	2,575	-
Lease deposit	12,000	-

Total assets	$ 15,095	$ 5,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable	$ 39,552	$ 2,612

Total current liabilities	39,552	2,612

Long-term liabilities
Accrued interest	-	655
Notes payable, related party - Note 7	-	50,000

Total long-term liabilities	-	50,655

Total liabilities	39,552	53,267

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 7 and 8
90,000,000 shares authorized
58,232,166 shares issued and outstanding (40,375,016 shares as of June 30, 2011)	58,232	40,375
Additional paid-in capital	78,210	(12,562)
Deficit accumulated during the development stage	(160,899)	(75,798)

Total stockholders’ deficit	(24,457)	(47,309)

Total liabilities and stockholders’ deficit	$ 15,095	$ 5,958

SEE ACCOMPANYING NOTES.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					From
					inception
	Three Months		Six Months		(March 4,
	Ended		Ended		2010) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Expenses

Audit and accounting fees	$ 5,500	$ 3,124	$ 13,108	$ 10,484	$ 30,478
Bank charges	84	47	177	320	707
Foreign exchange (gain) loss	158	(4)	160	(7)	157
Depreciation	74	-	74	-	74
Legal fees	13,399	26,990	40,982	31,133	79,392
Management fees	-	-	-	-	500
Mineral Property option costs	-	-	4,000	4,000	8,000
Mineral property exploration costs	-	-	-	2,500	2,500
Office expenses	18	1,500	1,018	3,100	7,624
Rent	15,570	-	20,759	-	20,759
Transfer and filing fees	395	-	4,225	94	8,779

Operating loss before interest expense	(35,198)	(31,657)	(84,503)	(51,624)	(158,970)

Interest expense - Note 7	-	-	(598)	-	(1,929)

Net loss	$ (35, 198)	$ (31,657)	$ (85,101)	$ (51,624)	$ (160,899)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic	51,826,884	40,375,016	46,100,950	40,375,016

SEE ACCOMPANYING NOTES.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4 2010)
	Six Months Ended		to
	December 31,		December 31,
	2011	2010	2011
Cash Flows Used in Operating Activities
Net loss	$ (85,101)	$ (51,624)	$ (160,899)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense - capital contribution	226	-	902
Depreciation	74	-	74
Changes in operating assets and liabilities:
Lease deposit	(12,000)	-	(12,000)
Accrued interest	372	-	1,027
Accounts payable and accrued liabilities	38,640	13,340	41,252

Net cash used in operating activities	(57,789)	(38,284)	(129,644)

Cash Flows from Investing Activities
Purchase of office equipment	(2,649)	-	(2,649)

Net cash used in investing activities	(2,649)	-	(2,649)

Cash Flows from Financing Activities
Proceeds from capital stock issued	45,000	-	72,813
Due to related party	-	(500)	-
Proceeds from notes payable, related party	10,000	15,000	60,000

Net cash provided by financing activities	55,000	14,500	132,813

Increase (decrease) in cash during the period	(5,438)	(23,784)	520

Cash, beginning of the period	5,958	27,841	-

Cash, end of the period	$ 520	$ 4,057	$ 520

Supplemental information

Interest paid in cash	$ -	$ -	$ -

Taxes paid in cash	$ -	$ -	$ -

Non-cash investing and financing activities
Notes payable and accrued interest, related party settled in connection with sale of subsidiary	$ 61,027	$ -	$ 61,027
Accounts payable assumed by prior owner	$ 1,700	$ -	$ 1,700

SEE ACCOMPANYING NOTES.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2011

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying December 31, 2011 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s June 30, 2011 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012

Note 2

Nature of Operations and Ability to Continue as a Going Concern

Kinetic Resources Corp. (the "Company") was incorporated in the state of Nevada, United States of America on March 4, 2010.  The Company was an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is June 30.

On June 4, 2010, the Company incorporated a wholly-owned subsidiary, KRC Exploration LLC (“KRC”) in the State of Nevada, United States of America (“USA”) for the purpose of mineral exploration in the USA.

On August 31, 2011, the Company changed its business focus to the development of a portfolio of life settlement policies and sold KRC to the former president.

On January 30, 2012, we changed our corporate name to “Crown Alliance Capital Limited” to better reflect our new business focus.  We have been advised by FINRA that the name change will be effected in the OTC securities markets on February 23, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $160,899 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 2

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and KRC until KRC was disposed of by sale to the former president on August 31, 2011.  Accordingly, the statements of operations and cash flows presented include the results of KRC from June 4, 2010 to August 31, 2011 and the balance sheet presented at June 30, 2011 is a consolidated balance sheet.  The balance sheet presented at December 31, 2011 is solely that of Kinetic Resources Corp.  All significant inter-company transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at December 31, 2011 or June 30, 2011.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 3

Note 3

Summary of Significant Accounting Policies - (cont’d)

Cash and cash equivalents - (cont’d)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and June 30, 2011, the balance did not exceed the federally insured limit.

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

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 4

Note 3

Summary of Significant Accounting Policies - (cont’d)

Stock-based Compensation

The Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption.

Office equipment

Office equipment is stated at the lower of cost or fair value. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is estimated at 3 years.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its office equipment or whether the remaining balance of office equipment should be evaluated for possible impairment.

Newly adopted accounting policies

Note 4

Office Equipment

	December 31,	June 30,
	2011	2011

Cost	$ 2,649	$ -
Accumulated depreciation	(74)	-

	$ 2,575	$ -

Depreciation expense for the three months ended December 31, 2011 was $74.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 5

Note 5

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

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$ (13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Settlement of promissory notes and accrued interest	61,027
Elimination of accumulated losses of KRC	13,220
74,247

Sale of subsidiary- related party	$ 61,027

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$ 4,000

Subsequently, on November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 14,714,292 (post split) and 8,303,575 (post split), common shares, respectively, were returned to treasury and cancelled (See Note 8 Capital Stock)

Note 6

Financial Instruments

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

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 6

Note 6

Financial Instruments (cont’d)

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange, or credit risks arising from these financial instruments.

Note 7

Related Party Transactions

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s President and received $15,000 cash in exchange.  The note is unsecured, non-interest bearing and matures on September 30, 2012.  During the six month period ended December 31, 2011, the Company has recorded interest expense of $226 (six month period ended December 31, 2010 - $nil) and also recorded a capital contribution of $226 (2010 - $nil) in respect of the imputed interest charge on this note payable.

On February 11, 2011, the Company issued a promissory note of $25,000 to the Company’s President and received $25,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the six month period ended December 31, 2011, the Company accrued $255 (six month period ended December 31, 2010 - $nil) of interest expense in respect of this note payable.

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 7

Note 7

Related Party Transactions - (cont’d)

On May 10, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the six month period ended December 31, 2011, the Company accrued $102 (six month period ended December 31, 2010 - $nil) of interest expense in respect of this note payable.

On August 22, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the six month period ended December 31, 2011, the Company accrued $15 (six month period ended December 31, 2010 - $nil) of interest expense in respect of this note payable.

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the agreement, the former President of the Company assumed $61,027 of related party notes payable and accrued interest. (Note 5)

During the six months ended December 31, 2011, the former president personally settled accounts payable in the amount of $1,700.  This settlement has been treated as a capital contribution to the Company.

Note 8

Capital Stock

On October 3, 2011, the Company issued 17,857,150 (post split) common shares to pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000 (see Note 10).

On November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 14,714,292 (post split) and 8,303,575 (post split), common shares, respectively, were returned to treasury and cancelled.  Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce the number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retrospectively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

Note 9

Commitment

On September 1, 2011, the Company entered into a lease agreement for a term of two years.

As of December 31, 2011 the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

2012	$31,770
2013	$21,180

CROWN ALLIANCE CAPITAL LIMITED

(Formerly KINETIC RESOURCES CORP.)
(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

(Stated in US Dollars)

(Unaudited) - Page 8

Note 9

Commitment - (cont’d)

Additional fees and taxes of approximately $2,541 per month are due in connection with the lease agreement.  Upon acceptance of the lease agreement, a security deposit of $12,000 was paid.

Note 10

Subsequent Events

On January 26, 2012, the Company repurchased and cancelled 17,857,150 (post split) shares of its own stock in consideration of a $45,000 promissory note.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.

On January 30, 2012, the Board of Directors approved a change in name from Kinetic Resources Corp. to Crown Alliance Capital Limited and a forward-split of its Common Stock on the basis of 17.85715 shares of Common Stock for one share of Common Stock held by shareholders of record at the close of business on February 10, 2012.  All share and per share data has been retroactively adjusted to reflect the effect of the forward-split.

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

Company Overview

We are a publicly reporting Nevada corporation formed March 4, 2010 as “Kinetic Resources Corp.”  On August 31, 2011, controlling ownership of the company was acquired by a group of nine individuals led by Lorraine Fusco, who was appointed as our new President, CEO, CFO, and sole director on that date.  Following the change in control, we changed the direction of our business to focus on acquiring an ongoing portfolio of life settlement policies and to eventually build our own portfolio of policy purchases.  A life settlement is the purchase of a life insurance policy at a discount from face value from a person who no longer needs or wants the policy.  The policy owner receives a lump sum settlement and the title for the policy is transferred to the third party, which pays the future premiums due on the policy and eventually collects the death benefit.

On January 30, 2012, we changed our corporate name to “Crown Alliance Capital Limited” to better reflect our new business focus.  We have been advised by FINRA that the name change will be effected in the OTC securities markets on February 23, 2012.

Overview of Life Settlements

A life settlement (also sometimes known as a "viatical" if the life insured has less than 2 years to live) is the purchase of a life insurance policy at a discount from face value from a person who no longer needs or wants the policy.  The policy owner receives a lump sum settlement and the title for the policy is transferred to the third party, which pays the future premiums due on the policy and eventually collects the death benefit.

Traditionally, policy owners of a life insurance contract would get access to the value built up in a policy while they are living by surrendering the policy for its cash value, withdrawing some of the accumulated surplus value (if there is any), or borrowing against the cash value. Generally, the actual value that can be accessed through these options is fairly limited. Life settlements are an alternative for those wishing to sell their policy. With a life settlement, the owner of the policy can sell their beneficial interest in a policy for cash - a life settlement. The owner often receives a higher value compared to the traditional options and is relieved from paying future premium obligations.

There is a network of licensed brokers throughout the United States through whom an individual or institution may purchase or sell an insured person's life insurance policy. These brokers represent the insured person, and they effectively 'shop' out or list for sale these insurance policies through their networks. Competing bids from life settlement companies or institutional buyers are received by the broker, who in time chooses to whom the policy will be sold. Like the real estate market, the highest offer usually secures the asset. The purchase of a life insurance policy asset is referred to as a life settlement transaction.

Life settlements are potentially profitable because the purchaser acquires a policy at a discount from the face value which is based on the insured person's life expectancy and the purchaser’s desired return on capital.  The investor then continues to pay the premiums and collects the death benefit when the policy matures. The annual rates of return that purchasers can expect typically vary between 8% and 12%. In the case of an early maturity (i.e death of an insured) the return on investment can be substantially higher. In the case where the insured person lives longer than anticipated, the return on investment will be lower, and can potentially be negative.

There are many reasons for policies becoming available for settlement. These include:

•

Policy-holder is terminally ill and requires funds to pay medical and/or living expenses

•

Policy-holder no longer needs coverage

•

Change in business ownership makes policy obsolete

•

Key-man leaves the business

•

Policy-holder needs to raise cash

•

Non-profit organization owns a policy insuring the life of a key donor or benefactor who no longer wants to pay premiums

•

Estate tax reform in USA

•

Growing number of sophisticated market participants

Further regulation, demographics and a low national savings rate will drive the expansion of supply to the life settlement market. The demographic of the baby boomer generation, people born in the U.S. between 1945 and 1965, is well known and is moving towards retirement with minimal savings relative to expected post-retirement expenditures.

U.S. Life Settlement Industry

The life settlement industry began in the late 1980's. The first year of credible data available is from 1989 when about $2 million in life insurance (face amount) was purchased. This figure has grown to approximately $12 billion in 2006. Processes and technologies allowing for more efficient transfer of life policies were established in the late 90's. The life settlements market developed and began to provide liquidity to a growing segment of Americans holding life insurance policies that they no longer needed.

Though individuals have many reasons for exiting their policies, few are aware of the life settlements marketplace and either accepts the cash surrender value from the insurance company (often only a fraction of what the policy could be worth in the life settlement market) or let the policy lapse. The fundamental reason for the rapid growth of the life settlements market is consumer value. The life settlements purchaser can pay more than cash surrender value and still expect a competitive rate of return on their investment.

A report by Conning Research states that "as of 2005, there was approximately US $9 trillion of life insurance in force in the US 1. Estimates place the US life settlement market potential between USD $240 and USD $600 billion." Bernstein Equity Research indicates that from 1990 to today the life settlement industry has grown from nil to over US $12 Billion and is expected to grow more than 10 fold to over US $125 Billion over the next several years.

Plan of Operations

Our primary objective will be to build a diversified inventory of life insurance policies both through new investment and the re-investment of the proceeds of matured policies. Initial management and administration of our life settlements portfolio will be provided by Universal Settlements International Inc. (“USI”) under an Administrative Services Agreement.  USI is a Canadian company based in Burlington, Ontario. USI was incorporated in 1997 and has been operating in the life settlements sector for over a decade. USI facilitates the sale of interests in the benefits of U.S. life insurance policies to both institutional and individual purchasers and deals in numerous markets with representation across North America, South America, Central America, Asia and Europe. Further information on USI can be found on USI's website,   The shareholders of USI are Jeffrey Panos of Burlington, Ontario and Christopher Halas of Mississauga, Ontario.  The shareholders of USI are also shareholders in Crown Alliance Capital Limited.

Pursuant to the Administrative Services Agreement, USI has agreed to provide, on a non-exclusive basis, a number of services relating to the administration of our life settlement contracts and additional services. These services include dealing with change of ownership and change of beneficiary issues, verifying coverage under a policy, monitoring and validating premium payments required to be made, tracking each insured, managing claims, dealing with group insurance plans, maintaining records and reports on all insureds, and such other services as may be requested from time to time by us, including identifying additional policies for purchase. The Services Agreement has a fixed term of five (5) years with a mutual early termination provision of 90 days without cause. Fees for services will be charged by USI on a per policy basis.

After acquiring an initial portfolio of life settlement contracts with the assistance of USI, we intend to focus on growing our portfolio of life settlement policies going forward. The primary strategy will be to acquire additional life settlement policies that meet certain criteria and pricing guidelines, including the following:

•

Policies must be issued in the United States on US lives.

•

Policies must be issued by insurance companies rated at least "A-" or equivalent by AM Best, Moody's or S&P.

•

Policies must be beyond any contestability and suicide period.

•

Policies must allow for irrevocable beneficiary designations and absolute assignment of ownership.

•

Policies must allow for coverage for the whole life of the insured or allow for conversion so that coverage will continue for the whole life of the insured.

•

The cost of each policy acquired will be influenced by five major factors:

o

Face value of the policy upon maturity.

o

Annual premium on the policy.

o

Life expectancy (LE) of the insured.

o

Administration costs associated with the policy.

o

Competitive bids from other potential purchasers.

Sources for New Portfolio Acquisitions

We will use USI's network of licensed providers and brokers throughout the United States to purchase policies. Each U.S. state has different licensing requirements and, consequently, we will only transact with providers and brokers who have demonstrated they have met these licensing requirements and show financial reliability.

Process and Procedures for Policy Purchases

As detailed in the Administrative Services Agreement between us and USI, USI will assist us in identifying and facilitating the purchase of policies. Each life settlement will be subject to the due diligence process as described below:

1.

Due Diligence Underlying a Policy Purchase

USI will source policies which meet our criteria from Qualified Service Providers (QSP’s). If a policy meets the criteria, USI will conduct due diligence to ensure that the policy is valid and meets the necessary standards. Due diligence will include:

•

Obtaining verification of coverage (VOC) from the insurance company. VOC will confirm various policy details such as: face amount, premium, issue date, contestability, loans, withdrawals, lapses of coverage, beneficiary and ownership information, etc.

•

Obtaining and reviewing actual policy or copy of policy.

•

Obtaining a Physician's Statement of Mental Competency for the owner of policy.

•

Analyzing policy illustrations.

•

Obtaining an authorization to procure and subsequent analysis of medical records.

2.

Required Documents for Due Diligence

Documents listed below are required as part of the due diligence process:

•

Consent to Release Medical Information (Notarized)

We must be able to receive all medical documentation for at least 5 years from all physicians that an insured person may have in order to obtain an accurate life expectancy evaluation. We must also have the ability to receive updated medical records as the situation requires.

•

Letter of Competency (Signed by attending Physician)

This ensures that an insured person is aware of what they are doing and that they are of sound mind.

•

Release and Consent to Change Beneficiaries (Notarized)

All current beneficiaries must sign off with the acknowledgement that they understand and consent to being removed as beneficiaries.

•

Authorization to Provide Death Certificate (Notarized)

This allows us to acquire a death certificate in a legal and timely manner.

•

Seller's Premium Indemnification Letter (Notarized)

This ensures that all premiums are paid up to the point where ownership and beneficiary rights have been transferred.

•

Special Power of Attorney (Notarized)

This gives us the authority to contact and obtain any required information from doctors or insurance companies.

•

Personal Information of the Insured and their Contact Information

We must be able to monitor and track the insured. Contact is maintained either directly with an insured or through a friend, family member, lawyer, physician or financial planner.

•

Payment Instructions

This details the method of payment to an insured for their rights to ownership and beneficiary status once the closing of a policy purchase occurs.

3.

Life Expectancy (LE) Evaluations

Insured persons who seek to sell their policies on the secondary market usually retain qualified representation to facilitate the sale. These policy brokers typically provide all medical information and LE evaluations to us so that we are able to make an informed bid on a policy. The LE evaluation is completed by independent LE evaluators who have experience in the mortality assessment domain.

We will utilize the following LE providers to determine life expectancy:

•

American Viatical Services of Woodstock, Georgia, USA.

•

21st Services of Minneapolis, Minnesota, USA.

•

Examination Management Services, Inc. of Waco, Texas, USA.

•

Fasano Associates of Washington, DC, USA.

•

ISC Services of Clearwater, Florida, USA.

USI research indicates that over the last several years, LE evaluators have become more conservative in their reports, largely due to the adoption of updated mortality tables.

4.

Closing

If a policy meets all necessary criteria and the due diligence process has been completed to our satisfaction, the parties enter into a "Policy Funding Agreement" which is the agreement between the policy owner and us as the buyer of the policy. The following documents are required for the closing of each individual transaction:

•

Contract between us and the seller of the policy.

•

LE reports from 2 (two) approved list of LE providers.

•

Original insurance policy (certified true copy if original is lost). Identification for the insured, such as copy of social security card or driver's license. If the owner is a trust or corporation, a copy of the trust or a corporate resolution showing individuals who have signing authority.

•

Completed and signed tax forms for all sellers and brokers.

•

Executed Ownership and Beneficiary Change forms.

•

Funds are not disbursed to the owner or brokers until all changes are reflected in insurance company records.

5.

Change of Ownership

USI reviews and verifies all policy information to ensure accuracy and to verify that there have been no changes, and submits the Absolute Assignment of Ownership and Beneficiary Change forms to the insurance company. Once the executed change forms are received back from the insurance company verifying that we are the owner and beneficiary of the policy, USI advises us to disburse funds as directed. This agreement with USI will be in place for the next 24 months. At the end of this time, the agreement will be reviewed and management will decide whether or not to extend them.

6.

Tracking

Insured persons whose policies have been purchased by us are tracked by qualified personnel in USI's office and reporting to us occurs on a regular basis. Tracking includes the following:

•

Periodic contact with the insured, attending physician of record, or a designated person such as a family member.

•

Weekly social security death index checks.

•

Other database checks on a monthly basis.

•

Health statements of insured from attending physician on an as needed basis.

•

Regularly updated information reports.

•

Updated medical reports from primary physician on an as needed basis.

•

Updated life expectancy reports from qualified providers on an as needed basis.

•

Alerts when premium payments are due.

7.

Premiums Management

Under the Services Agreement, USI will provide management services for our initial portfolio of life settlement contracts as well as for future acquisitions. Services include:

•

Obtaining and analyzing completed VOC (verification of coverage) forms from insurance companies for each policy. VOC forms indicate policy information, cash value figures and premium data.

•

Monitoring and validating premium payments required to be made.

•

Providing us with a premiums due schedule at least 30 days in advance of required payments.

•

Confirming receipt of premium payment by Insurance companies

•

Obtaining and analyzing updated premium illustrations as required.

•

Performing premium optimization analysis as appropriate.

8.

Claims Management

Whenever there is a maturity, USI submits a death claim to the insurance company. This process involves obtaining the death certificate, obtaining necessary claim documents from the insurance company, submitting of completed documentation to the insurance company and following up verbally and in writing with the insurance carrier on the claim status until such time as the death benefit is paid to us. The death benefit check is sent directly to us by the insurance company.

As part of our long term growth strategy, we intend to vertically integrate and internalize some of the services which will initially be outsourced. There are cost reductions that could be achieved in policy tracking costs, premium management, claims management, and agent commissions.

We can accomplish vertical integration by either buying existing companies that provide the above services or creating an internal employee pool to accomplish these tasks. By integrating the above functions, we could potentially provide these services to other life settlement companies and develop an additional income stream.

Results of operations for the three and six months ended December 31, 2011 and 2010, and for the period from March 4, 2010 (date of inception) through December 31, 2011

We have not earned any revenues from inception on March 4, 2010 through the period ending December 31, 2011. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred total expenses and net losses in the amount of $160,899 from our inception on March 4, 2010 through the period ending December 31, 2011.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, and rental expenses. During the three months ended December 31, 2011, we incurred expenses and net losses in the amount of $35,198, with our expenses consisting primarily of audit and accounting fees, legal fees, and office rent. During the three months ended December 31, 2010, we incurred expenses and net losses in the amount of $31,657.  During the six months ended December 31, 2011, we incurred expenses and net losses of $85,101, with our expenses consisting primarily of legal fees, audit and accounting fees, and office rent.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $520, consisting entirely of cash.  As of December 31, 2011, we had current liabilities of $39,552, consisting entirely of accounts payable.  Thus, we had a working capital deficit of $39,032 as of December 31, 2011.

We will require substantial additional funding in order to undertake our planned business of acquiring a portfolio of life settlement policies. Although we are currently seeking equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $160,899 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Risks Relating to Our Business and Early Stage of Development

If we are unable to raise the required capital to acquire a significant portfolio of life settlement contracts, the development of our revenue base will be hampered and our business may fail.

We currently have little operating capital and have not yet begun to acquire life settlement contracts as contemplated by our business plan.  We will be dependent on raising sufficient capital in order to undertake this plan of operations and to acquire a significant portfolio of financial assets which can be expected to generate net profits. We cannot assure you that we will be able to acquire the necessary financing in the near future or on terms that are acceptable to us.

Also, additional equity financing could result in significant dilution to our shareholders. Further, if sufficient capital is not available, we may be required to delay or severely reduce the scope of our planned life settlement portfolio.

Because we have a limited operating history and no record of generating revenue, potential investors may not be able to evaluate our operations and prospects for profitable operations.

Our prospects must be considered speculative in light of the risks, expenses, and difficulties frequently encountered by companies in their early stages of development.  We have only recently begun to focus on the life settlement business and do not have history or any historical revenues upon which investors can gauge our prospects for results of operations.  A substantial risk is involved in investing in our company because, as an early stage company, we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

Because we depend on key personnel for our continued operations and future success, a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified sales, management, technical personnel. In particular, the loss of our sole officer and director, Lorraine Fusco, would be significantly detrimental to us. Our anticipated growth and expansion will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

If the longevity of the insured lives covered by our acquired life insurance contracts is significantly greater than expected, our net returns on these assets may be significantly less than expected.

The primary risk in a life settlement transaction is “extension” or “longevity” risk. Longevity risk is the variance between actual mortality versus expected mortality, resulting from the insured’s health management, medical advances and good fortune. Fundamentally, this risk is simply the probability that the insured individual lives well beyond his or her life expectancy. The risk presents two problems: (i) that the death benefit arrives later but does not grow with time and (ii) that the ongoing premiums drain the investment returns.  Our returns on our life settlement policies may be significantly reduced due to the longevity risk inherent in such transactions.

If the Insured outlives the expected life expectancy then our net returns on these assets may be significantly less than expected.

Medical underwriter risk is the risk that the underwriter accurately estimates the life expectancy.  The life expectancy of an insured is an estimate only.  If the insured lives longer than such estimate, the payment of proceeds by the insurance company involved is not at risk but the annualized return on an investor’s capital will diminish over time, as the pay out of proceeds comes later than expected.

Because the Insurers issuing the acquired life insurance contracts may contest the policies, we face some risk that one or more death benefits may not be paid.

Before purchasing a life insurance policy for settlement purposes, one must analyze the language of the life insurance policy itself, specifically with respect to contestability issues. Insurers will investigate the contestability clause in the policy when a claim is filed, and they may decide to dispute the claim on grounds of the information provided by the insured at the time that he or she originally purchased insurance. Whether the insured is a “smoker” is a leading example: there are different rates for smokers and non-smokers. In most circumstances, the contestability clause will cease to have any effect after the life insurance policy is in force for a minimum of two years. We mitigate this risk by buying policies that are over the 2 year contestability period.

Because the Insurers issuing our acquired life insurance contracts may become insolvent, we face some risk that one or more death benefits may not be paid.

There is a risk that the insurance companies could become bankrupt or insolvent, which could result in the inability of purchasers of life settlements to receive all or part of their entitlements to proceeds under a particular policy from the life insurance issuer. The topic of insolvency risk in connection with life insurance companies has recently attracted a great deal of attention. Since the 1980s there have been several defaulted life insurance companies in Europe, Japan and the United States. A few examples from the United States are First Executive Life Insurance Co., Confederation Life Insurance Co. in 1994 and Conseco Inc. in 2002 (the 3rd largest bankruptcy in the United States in the period 1980 - 2005).

If the cost of maintaining our acquired life insurance contracts is increased, our net returns may be significantly reduced.

There is a risk that an insurer may change their policy illustrations, thus increasing the amount of premiums necessary in order to maintain a life insurance policy in full force and good standing. In the event that we are required to pay higher premiums to maintain one or more of our acquired life insurance contracts, our net returns and profitability will be reduced.

Because of the challenges inherent in maintaining a large and diversified portfolio of life insurance contracts, our net returns may be subject to significant fluctuations.

Our ability to select life insurance contracts for our portfolio will be subject to the available supply of life settlements in the market and the manager’s discretion in selection process.  In order for our net portfolio returns to be properly calculated and planned, our portfolio managers must be able to obtain a large portfolio of contracts related to a diversified group of lives.  Uneven policy sizes, as well as a lack of proper portfolio size, and diversity in the life insurance contracts which we are able to acquire, may lead to significant variability in our net returns.

Because of the difficulties inherent in liquidating life settlement contracts, we may not be able to liquidate assets to access additional cash when needed.

Should there be a need to liquidate all or a portion of our planned portfolio of policies, liquidity could become an issue due to a naturally lengthy, operationally intensive process.  For each policy, prospective buyers generally: (i) examine policy documents, maturity conditions, and representations and warranties, (ii) obtain updated policy illustrations, (iii) re-optimize premiums, (iv) process change of ownership, and (v) ensure compliance with relevant state laws.  Due to the delays and uncertainties inherent in this process, we may be unable to liquidate our life settlement contracts in order raise additional cash.

Because we will incur costs as a result of being a public company, our financial resources available for operations may be reduced.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this will also require us to expend significant resources. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Risks Relating to Legal Uncertainty

If our purchased life insurance contracts are subjected to claims by former beneficiaries, we may suffer losses.

There is the possibility that a former beneficiary or their family members could challenge the sale of a life settlement for a number of reasons, including that the third party policy provider was not properly licensed or that there was duress or undue influence or that the seller was not of sound mind.  If any such challenges are made, there is the risk that we will not receive the full proceeds on the maturity of such policies.

If we fail to detect and prevent fraud on the part of the insureds, we may experience diminished returns or losses.

There is the risk of fraud inherent in the purchasing of life settlement contracts. This includes the risk that the insured may misrepresent the status of their illness, may fail to disclose all beneficiaries, or may purport to sell their policy to more than one purchaser.  Any such fraud could lead to diminished returns on the investors’ capital or even a loss of capital by the investor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

1.

On January 30, 2012, our board of directors and a majority of our shareholders approved a change in our corporate name to “Crown Alliance Capital Limited.”  We have received confirmation from FINRA that the change in our corporate name will be effected in the OTC securities markets on February 23, 2012.  On that date, as a result of the name change, we will have the following new trading symbol and CUSIP number:

New Symbol:  CACL

New CUSIP number:  228174108

Concurrently with the name change on January 30, 2012, our board of directors approved a17.85715 for 1forward split of our common stock, payable directly to shareholders, with a record date of February 10, 2012.  On February 10, 2012, the forward split was effected in the OTC securities markets and the split shares we paid to shareholders of record on that date.  Our total number of authorized shares of common stock were not changed as a result of the forward split.

2.

On January 26, 2012, we repurchased and cancelled 17,857,150 (post split) shares of our own common stock in consideration for a $45,000 promissory note.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.

3.

On September 1, 2011, we entered into a lease agreement for a term of two years for our offices at 3601 Highway 7 East Suite # 203, Markham, Ontario, Canada.  The offices consist of approximately 1,765 square feet, and we expect that they will be adequate for our needs for the foreseeable future. As of December 31, 2011 the our commitment for annual minimum future lease payments under our office lease agreement is as follows:

2012	$31,770
2013	$21,180

Additional fees and taxes of approximately $2,541 per month are due in connection with the lease agreement.  Upon acceptance of the lease agreement, a security deposit of $12,000 was paid.

4.

On February 8, 2012, we entered into an Employment Agreement with our sole officer and director, Lorraine Fusco.  Under Agreement, Ms. Fusco will devote her full time and effort to serving as our President and CEO in exchange for a signing bonus and annual salary.  The term of the agreement is three years, subject to renewal.  Ms. Fusco will receive a $25,000 signing bonus and an initial annual salary of $180,000 per year, payable in semi-monthly installments.  Her salary is scheduled to increase under the agreement as follows:

•

February 8, 2013 - $200,000 per year

•

February 8, 2014 - $225,000 per year

•

Renewal Terms - as further agreed in writing by the Company and the Executive or, if no further agreement is made, $225,000 per year.

The Agreement contains certain covenants against competition, terms governing termination of the Agreement by us or Ms. Fusco under certain circumstances, and other terms.  The Agreement should be reviewed in its entirety for more information.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated January 26, 2012
10.2	Agreement to Lease
10.3	Employment Agreement with Lorraine Fusco.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Alliance Capital Limited

Date:	February 14, 2012

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer and Director