Form 10-Q
period 2012-03-31
Crown Alliance Capital Ltd
filed 2012-05-09
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,089,301 as of May 3, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011 (derived from audited financial information);

F-2	Statements of Operations for the three and nine months ended March 31, 2012 and 2011, and from inception on March 4, 2010 through March 31, 2012 (unaudited);

F-4	Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and from inception on March 4, 2010 through March 31, 2012 (unaudited);

F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp)

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	March 31	June 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$118,348	$5,958
Prepaid expenses	4,500	-

Total current assets	122,848	5,958

Investments in life settlement policies	38,195	-
Office equipment - Note 4	2,354	-
Lease deposit	12,000	-

Total long term assets	52,549	-

Total assets	$175,397	$5,958

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable	$59,041	$2,612
Accrued interest, related party - Note 7	801	-
Notes payable, related party - Note 7	45,000	-

Total current liabilities	104,842	2,612

Long-term liabilities

Accrued interest	-	655
Notes payable, related party - Note 7	-	50,000

Total long-term liabilities	-	50,655

Total liabilities	104,842	53,267

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 7 and 8
90,000,000 shares authorized
40,375,016 shares issued and outstanding (40,375,016 shares as of June 30, 2011)	40,375	40,375
Additional paid-in capital	72,785	(12,562)
Capital stock to be issued (285,714 shares)	200,000	-
Deficit accumulated during the development stage	(242,605)	(75,798)

Total stockholders’ equity (deficit)	70,555	(47,309)

Total liabilities and stockholders’ equity (deficit)	$175,397	$5,958

SEE ACCOMPANYING NOTES.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					From
					inception
	Three Months		Nine Months		(March 4,
	Ended		Ended		2010) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Expenses

Audit and accounting fees	$3,750	$3,904	$16,858	$14,388	$34,228
Bank charges	163	85	340	405	870
Foreign exchange (gain) loss	124	(3)	284	(10)	281
Depreciation	221	-	295	-	295
Legal fees	5,991	(478)	46,973	30,655	85,383
Management fees	51,250	-	51,250	-	51,750
Mineral Property option costs	-	-	4,000	4,000	8,000
Mineral property exploration costs	-	-	-	2,500	2,500
Office expenses	1,442	1,500	2,460	4,600	9,066
Rent	15,569	-	36,328	-	36,328
Transfer and filing fees	2,395	3,260	6,620	3,354	11,174

Operating loss before interest expense	(80,905)	(8,268)	(165,408)	(59,892)	(239,875)

Interest expense - Notes 7 & 8	(801)	(722)	(1,399)	(722)	(2,730)

Net loss	$(81,706)	$(8,990)	$(166,807)	$(60,614)	$(242,605)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	45,477,059	40,375,016	47,842,551	40,375,016

SEE ACCOMPANYING NOTES.

CROWN ALLIANCE CAPTIAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4 2010)
	Nine Months Ended		to
	March 31,		March 31,
	2012	2011	2012

Cash Flows Used in Operating Activities
Net loss	$(166,807)	$(60,614)	$(242,605)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense - capital contribution	226	525	902
Accrued interest	1,173	-	1,828
Depreciation	295	-	295
Changes in operating assets and liabilities:
Lease deposit	(12,000)	-	(12,000)
Prepaid expenses	(4,500)	-	(4,500)
Accounts payable and accrued liabilities	79,847	(5,905)	82,459
Net cash used in operating activities	(101,766)	(65,994)	(173,621)

Cash Flows from Investing Activities
Premiums on life settlement policies	(38,195)	-	(38,195)
Purchase of office equipment	(2,649)	-	(2,649)
Net cash used in investing activities	(40,844)	-	(40,844)

Cash Flows from Financing Activities
Proceeds from capital stock issued	-	-	27,813
Proceeds from capital stock to be issued	200,000	-	200,000
Due to related party	-	(500)	-
Proceeds from notes payable, related party	55,000	40,000	105,000
Net cash provided by financing activities	255,000	39,500	332,813

Increase (decrease) in cash during the period	112,390	(26,494)	118,348

Cash, beginning of the period	5,958	27,841	-

Cash, end of the period	$118,348	$1,347	$118,348

Supplemental information:

Interest paid in cash	$-	$-	$-

Taxes paid in cash	$-	$-	$-

Non-cash interest and financing activities:
Accounts payable settled in connection with sale of subsidiary	$23,418	$-	$23,418
Accrued interest, related party settled in connection with sale of subsidiary	$1,027	$-	$1,027
Notes payable, related party settled in connection with sale of subsidiary	$60,000	$-	$60,000
Shares cancelled and note payable reissued	$45,000	$-	$45,000

SEE ACCOMPANYING NOTES.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2012

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying March 31, 2012 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s June 30, 2011 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

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

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement is expected to close on May 23, 2012.

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 2

Note 2

Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $242,605 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 3

Note 3

Summary of Significant Accounting Policies - (cont’d)

August 31, 2011 and the balance sheet presented at June 30, 2011 is a consolidated balance sheet.  The balance sheet presented at March 31, 2012 is solely that of Crown Alliance Capital Ltd.  All significant inter-company transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at March 31, 2012 or June 30, 2011.

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

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 4

Note 3

Summary of Significant Accounting Policies - (cont’d)

Newly adopted accounting policies

Investments in Insurance Contracts

The Company will adopt FASB ASC Topic 325-30 “Investments in Insurance Contracts.” As of March 31, 2012, the Company will account for life settlement contracts using the investment method.  Life settlement contracts will be initially recognized at the transaction price.  Any additional costs, such as premium paid, will be capitalized.  In accordance with ASC 230, “Statement of Cash Flows”, cash paid towards acquiring and maintaining life settlement policies will be treated as an investing outflow while the receipt of proceeds over the cash invested will be shown as an operating cash flow with return of investment and premiums shown as investing inflows.

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

Note 4

Office Equipment

	March 31,	June 30,
	2012	2011

Cost	$2,649	$-
Accumulated depreciation	(295)	-

	$2,354	$-

Note 5

Sale of Subsidiary

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 5

Note 5

Sale of Subsidiary - (cont’d)

the former President of the Company.  Pursuant to the Agreement, the Company’s interest in KRC was transferred to the former President and the former president assumed all interests and liabilities of KRC amounting to $84,445 in exchange for the Company’s interest in KRC.

The following table summarizes the identifiable assets and liabilities of KRC that were disposed of, the consideration received, and the loss of KRC for the period from July 1, 2011 to August 31, 2011.

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$(13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Settlement of accounts payable, promissory notes, and accrued interest	84,445
Elimination of accumulated losses of KRC	13,220
97,665

Sale of subsidiary- related party	$84,445

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$4,000

Subsequently, on November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 824,000 and 465,000, common shares, respectively, were returned to treasury and cancelled (See Note 8 Capital Stock)

Note 6

Financial Instruments

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 6

Note 6

Financial Instruments - (cont’d)

inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Note 7

Related Party Transactions

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s President and received $15,000 cash in exchange.  The note is unsecured, non-interest bearing and matures on September 30, 2012.  During the nine month period ended March 31, 2012, the Company has recorded interest expense of $226 (nine month period ended March 31, 2011 - $525) and also recorded a capital contribution of $226 (2011 - $525) in respect of the imputed interest charge on this note payable.

On February 11, 2011, the Company issued a promissory note of $25,000 to the Company’s President and received $25,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the nine month period ended March 31, 2012, the Company accrued $255 (nine month period ended March 31, 2011 - $197) of interest expense in respect of this note payable.

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 7

Note 7

Related Party Transactions - (cont’d)

On May 10, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the nine month period ended March 31, 2012, the Company accrued $102 (nine month period ended March 31, 2011 - $nil) of interest expense in respect of this note payable.

On August 22, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the nine month period ended March 31, 2012, the Company accrued $15 (nine month period ended March 31, 2011 - $nil) of interest expense in respect of this note payable.

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the agreement, the former President of the Company assumed $84,445 of accounts payable, related party notes payable and accrued interest. (Note 5)

On October 3, 2011, the Company issued 17,857,150 common shares pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000.  Shares were issued to a company managed by our President.

On January 26, 2012, the Company repurchased and cancelled 17,857,150 shares of its own stock and as consideration issued a $45,000 promissory note to a company managed by our President.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.  During the nine month period ended March 31, 2012, the Company accrued $801 (nine month period ended March 31, 2011 - $nil) of interest expense in respect of this note payable.

On February 8, 2012, the Company entered into an Employment Agreement with the President of the Company.  Pursuant to the agreement the President will receive a signing bonus of $25,000 and $180,000 per annum February 8, 2012 until February 8, 2013 (the initial term) for services rendered plus reimbursement of the Company’s expenses.  The initial term shall be automatically renewed for up to 3 years successive years in consecutive one year periods. The agreement will continue in force unless either party gives notice of termination not more than 270 days and not less than 30 days prior to the then existing term of employment.  On June 21, 2011, the Company amended the agreement by issuing a resolution to reflect a payment of $6,000 per month for services rendered.

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 8

Note 7

Related Party Transactions - (cont’d)

The annual base compensation pursuant to the employment agreement is as follows:

$180,000 until February 8, 2012;

$200,000 until February 8, 2013;

$255,000 until February 8, 2014;

$255,000 per annum thereafter, - unless renewal terms are renegotiated

The Agreement also allows in addition to the base salary noted above for bonus payments to be made as deemed reasonable at the time by the Board of Directors either as cash, or grants of stock options.

As at March 31, 2012, accounts payable includes $51,250 and management fees for the three and nine month periods ended March 31, 2012 include $51,250 pursuant to this agreement.

On March 15, 2012, the Company entered into its first contract to acquire four life settlement policies for the aggregate sum of $570,000 due in full on or before May 23, 2012.  The shareholders of the company facilitating the sale of interests in the life settlement are also shareholders of this Company (See Note 10).

Note 8

Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock. As of March 31, 2012 and June 30, 2011 the Company had 40,375,016 common stock and zero preferred stock outstanding.

On October 3, 2011, the Company issued 17,857,150 common shares pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000.

On November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 14,714,292 and 8,303,574, common shares respectively, were returned to treasury and cancelled.  Due to the fact that the shares under this agreement have been cancelled without the exchange of consideration to reduce the number of shares outstanding, the Company considered the change in capital structure from the cancellation agreement a reverse stock split.  In accordance with SAB Topic 4-C, the Company recorded the cancellation retrospectively as a reduction to the par value of common stock with a corresponding increase to additional paid-in capital.

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 9

Note 8

Capital Stock - (cont’d)

On January 26, 2012, the Company repurchased and cancelled 17,857,150 million common shares of its own stock and in consideration issued a $45,000 promissory note (Note 7).  The promissory note bears interest at 6% per annum, is unsecured, and matures January 26, 2013.

On March 7, 2012, the Company received subscriptions for 285,714 shares valued at $200,000.  As of March 31, 2012, the $200,000 is shown as Capital stock to be issued on the balance sheet.

Note 9

Commitment

On September 1, 2011, the Company entered into a lease agreement for a term of two years.

As of March 31, 2012, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2012	$7,943
Fiscal 2013	31,770
Fiscal 2014	5,295
Total	$45,008

Additional fees and taxes of approximately $2,541 per month are due in connection with the lease agreement.  Upon acceptance of the lease agreement, a security deposit of $12,000 was paid.

Note 10

Subsequent Events

On March 15, 2012, the Company entered into its first contract to acquire four life settlement policies for the aggregate sum of $570,000, payable on or before April 23, 2012.  Pursuant to the agreement the Company is responsible for all premiums payable pursuant to the terms of the policies.  As of March 31, 2012, $38,195 of policy premiums has been paid and premium payments have been capitalized in the financial statements as of March 31, 2012.  On April 27, 2012, the Company amended the original life settlement contract to extend the $570,000 payable due date to May 23, 2012, with a $250,000 installment due May 10, 2012.

On April 27, 2012, the Company issued 714,285 shares of the Company’s common stock pursuant to a private placement offering under Rule 506 of Regulation D.  Of the 714,285 shares issued, 285,714 shares were issued to satisfy capital stock payables of $200,000.

Crown Alliance Capital Ltd.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

(Stated in US Dollars)

(Unaudited) - Page 10

Note 11

Other Events

Restatement

The Company intends to restate its financial statements for the quarters ending September 30, 2011 and December 31, 2011, to correct items relating to the sale of the Company’s subsidiary KRC (See Note 5).  Accordingly, our previously filed financial statements for the quarters ending September 30, 2011 and December 31, 2011 cannot be relied upon.

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer, and Assignment of Membership Interest and Assumption of Obligations with the Company’s prior president.  Per the terms of the agreement, the former president would assume all membership interest in the subsidiary and assume all liabilities relating to the Company and subsidiary prior to the agreement.

Prior to March 31, 2012, the Company’s accounts payable included amounts assumed by the Company’s prior president according to the terms of the agreement.

Our September 30 and December 31, 2011 10-Qs will be restated to adjust for those accounts payable assumed by the Company’s prior president in connection with the sale of the subsidiary.

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

Overview of Life Settlements

A life settlement (also sometimes known as a "viatical" if the life insured has less than 2 years to live.) is the purchase of a life insurance policy at a discount from face value from a person who no longer needs or wants the policy.  The policy owner receives a lump sum settlement and the title for the policy is transferred to the third party, which pays the future premiums due on the policy and eventually collects the death benefit.

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

A report by Conning Research states that as of 2005, there was approximately US $9 trillion of life insurance in force in the US. Estimates place the US life settlement market potential between USD $240 and USD $600 billion. Bernstein Equity Research indicates that from 1990 to today the life settlement industry has grown from nil to over US $12 Billion and is expected to grow more than 10 fold to over US $125 Billion over the next several years.

Plan of Operations

Our primary objective will be to build a diversified inventory of life insurance policies both through new investment and the re-investment of the proceeds of matured policies. Initial management and administration of our life settlements portfolio will be provided by Universal Settlements International Inc. (“USI”) under an Administrative Services Agreement.  USI is a Canadian company based in Burlington, Ontario. USI was incorporated in 1997 and has been operating in the life settlements sector for over a decade. USI facilitates the sale of interests in the benefits of U.S. life insurance policies to both institutional and individual purchasers and deals in numerous markets with representation across North America, South America, Central America, Asia and Europe. Further information on USI can be found on USI's website, www.universalsettlements.com.  The shareholders of USI are Jeffrey Panos of Burlington, Ontario and Christopher Halas of Mississauga, Ontario.  The shareholders of USI are also shareholders in Crown Alliance Capital Limited.

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

Results of operations for the three and nine months ended March 31, 2012 and 2011, and for the period from March 4, 2010 (date of inception) through March 31, 2012

We have not earned any revenues from inception on March 4, 2010 through the period ending March 31, 2012. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred total expenses and net losses in the amount of $242,605 from our inception on March 4, 2010 through the period ending March 31, 2012.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, and rental expenses. During the three months ended March 31, 2012, we incurred expenses and net losses in the amount of $81,706. During the three months ended March 31, 2011, we incurred expenses and net losses in the amount of $8,990.  During the nine months ended March 31, 2012, we incurred expenses and net losses of $166,807.  During the nine months ended March 31, 2011, we incurred expenses and net losses of $60,614.

Our result of operations for the three and nine months ended March 31, 2012 relate to our current business of acquiring and holding portfolios of life settlement policies, while our results of operations for the three and nine months ended March 31, 2011 relate our discontinued mineral exploration venture.  In general, our current business requires more active management and incurs more regular expenses than our former business.

We began the acquisition of our initial portfolio of life settlements on March 15, 2012, when we entered into a Policy Purchase agreement (the “Agreement”) with Universal Settlements International, Inc. (“USI”).  Pursuant to the Agreement, we agreed to purchase all rights, title, and interest in a portfolio of four (4) life insurance policies for a total purchase price of $570,000.  The four policies we have agreed to purchase feature death benefits which total $4,500,000.

Under the Agreement, we will be required to pay all premiums due under each of the acquired policies until they mature. As detailed in Schedule 1 to the Agreement, the required premiums are expected to be a total of $12,850 per month for three of the policies being purchased, and $40,581.75 per quarter for the fourth policy. In connection with our execution of the agreement, we deposited $38,194.84 toward premiums due under the four policies.

The Agreement originally required us to deposit the full purchase price of $570,000 on or before April 23, 2012 in order to close our purchase of the four life insurance policies.  Under an Amendment to the Agreement dated April 27, 2012, we are now required to deposit a $250,000 toward the purchase price by May 10, 2012, with the balance of $320,000 due on or before May 23, 2012.

We expect that our ongoing expenses will increase when we complete our acquisition of this initial portfolio and begin making the regular premium payments due under the insurance policies.

Liquidity and Capital Resources

As of March 31, 2012, we had current assets of $122,848, consisting of cash in the amount of $118,348 and prepaid expenses in the amount of $4,500.  As of March 31, 2012, we had current liabilities of $104,842, consisting of accounts payable in the amount of $59,041, a note payable to a related party in the amount $45,000, and accrued interest due to a related party in the amount of $801.  Thus, we had working capital of $18,006 as of March 31, 2011.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $242,605 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Item 1A: Risk Factors

A smaller reporting company is not required to include this Item.  Risk factors for our current line of business can be found in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2012, we issued 714,285 shares to five (5) subscribers at a price of $0.70 per share for total proceeds of $500,000.  The offer and sale of these shares was exempt under Rule 506 of Regulation D.

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Policy Purchase Agreement -- As amended April 27, 2012
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Alliance Capital Limited

Date:	May 9, 2012

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer and Director