Form 10-Q/A
period 2011-09-30
Crown Alliance Capital Ltd
filed 2012-06-26
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on form 10-Q/A amends the Quarterly Report on Form 10-Q of Crown Alliance Capital Ltd. (the “Company”) for the quarter ended September 30, 2011, that was originally filed with the U.S. Securities and Exchange commission on November 14, 2011.  The purpose of the Amendment is to disclose the Company’s restated financial statements.  Upon completion of our March 31, 2012 financial statements, accounting errors were discovered that required the restatement of amounts previously reported. Additionally, it was determined that the sale of our subsidiary KRC Exploration LLC was accounted for incorrectly.  Under the terms of the Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) (1), amounts included in accounts payable before the execution of the Agreement should have been assumed by our subsidiary.

(1)The agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011 (derived from audited financial information);

F-2	Statements of Operations for the three months ended September 30, 2011 and 2010, and from inception on March 4, 2010 through September 30, 2011 (unaudited);

F-3	Statement of Stockholders' Equity (Deficit) for the period from inception (March 4, 2010) to September 30, 2011

F-4	Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and from inception on March 4, 2010 through September 30, 2011 (unaudited);

F-5	Notes to Financial Statements.

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

KINETIC RESOURCES CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

(Stated in US Dollars)

(Unaudited)

KINETIC RESOURCES CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30	June 30
	2011	2011
	(Unaudited)	(Audited)
ASSET

Current
Cash	$ 413	$ 5,958

Total current assets	413	5,958

Total assets	$ 413	$ 5,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable	$ 14,654	$ 2,612

Total current liabilities	14,654	2,612

Long term liabilities
Accrued interest	-	655
Notes payable, related party - Note 4	-	50,000

Total long term liabilities	-	50,655

Total liabilities	14,654	53,267

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 4 and 8
90,000,000 shares authorized
3,550,000 shares issued and outstanding	3,550	3,550
Additional paid in capital	107,910	26,228
Deficit accumulated during the development stage	(125,701)	(75,798)

Total stockholders’ deficit	(14,241)	(47,309)

Total liabilities and stockholders’ deficit	$ 413	$ 5,958

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

KINETIC RESOURCES CORP

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from inception (March 4, 2010) to September 30, 2011

(Stated in US Dollars)

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
			(Note 6)		Paid In	Development
	Preferred Shares		Common Shares		Capital	Stage	Total
	Number	Amount	Number	Amount
Balance, inception (March 4, 2010)	-	$ -	-	$ -	$ -	$ -	$ -

Capital stock issued to founder for cash:	-	-	2,000,000	2,000	13,558	-	15,558
Capital stock issued for cash, net of commission	-	-	1,550,000	1,550	10,705	-	12,255
Net loss for the period	-	-	-	-	-	(7,077)	(7,077)

Balance, June 30, 2010	-	-	3,550,000	3,550	24,263	(7,077)	20,736

Capital contribution by president - Note 6	-	-	-	-	676	-	676
Net loss for the period	-	-	-	-	-	(68,721)	(68,721)

Balance, June 30, 2011	-	-	3,550,000	3,550	24,939	(75,798)	(47,309)

Capital contribution - Sale of subsidiary- Note 4					82,745		61,027
Capital contribution by president - Note 6	-	-	-	-	226	-	226
Net loss for the period	-	-	-	-	-	(49,903)	(49,903)

Balance, September 30, 2011	-	-	3,550,000	$ 3,550	$ 107,910	$ (125,701)	$ (14,241)

SEE ACCOMPANYING NOTES.

KINETIC RESOURCES CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4 2010)
	Three Months Ended		to
	September 30,		September 30,
	2011	2010	2011

Cash Flows Used in Operating Activities
Net loss	$ (49,903)	$ (19,967)	$ (125,701)

Adjustments to reconcile net loss to net cash used by operating activities:
Non cash interest expense - capital contribution	226	-	902

Changes in operating assets and liabilities:
Accrued interest	372	-	1,027
Accounts payable and accrued liabilities	33,760	1,068	36,372

Net cash used in operating activities	(15,545)	(18,899)	(87,400)

Cash Flows from Financing Activities
Proceeds from capital stock issued	-	-	27,813
Due to related party	-	(500)	-
Proceeds from notes payable, related party	10,000	15,000	60,000

Net cash provided by financing activities	10,000	14,500	87,813

Increase (decrease) in cash during the period	(5,545)	(4,399)	413

Cash, beginning of the period	5,958	27,841	-

Cash, end of the period	$ 413	$ 23,442	$ 413

Supplemental information

Interest and taxes paid in cash	$ -	$ -	$ -

Non-cash activities

Accounts payable assumed with sale of subsidiary	$ 21,718	$ -	$ 21,718
Accounts payable and accrued interest, related party assumed with sale of subsidiary	$ 61,027	$ -	$ 61,027

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

Restatement

Upon completion of the Company’s March 31, 2012 financial statements, accounting errors were discovered that required the restatement of amounts previously reported. Additionally, it was determined that the sale of our subsidiary KRC Exploration LLC was accounted for incorrectly.  Under the terms of the Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), amounts included in accounts payable before the execution of the Agreement should have been assumed by the Company’s subsidiary.

The following is a summary of the impact of these restatements on the Company’s Balance Sheets at September 30, 2011:

	September 30, 2011
	As PreviouslyReported	ErrorCorrection		As Restated
Accounts payable	$36,372	$(21,718)	(a)	$14,654
Total current liabilities	$36,372	$(21,718)	(a)	$14,654
Additional paid in capital	$86,192	$21,718	(a)	$107,910
Total stockholders’ equity (deficit)	$(35,959)	$21,718	(a)	$(14,241)

(a)

To correct certain errors discovered upon completion of the Company’s March 31, 2012 financial statements, primarily consisting of adjustment to properly recognize the assumption of liabilities by the Company’s former subsidiary.

The following is a summary of the impact of these restatements on the Company’s Statements of Stockholders’ Equity (Deficit) for the period ended September 31, 2011:

	As PreviouslyReported	ErrorCorrection			As Restated
Capital contribution- Sale of subsidiary	$61,027	$21,718	(a	)	$82,7458
Balance September 30, 2011 - Additional paid in capital	$86,192	$21,718	(a	)	$107,910

(a)

To correct certain errors discovered upon completion of the Company’s March 31, 2012 financial statements, primarily consisting of adjustment to properly recognize the assumption of liabilities by the Company’s former subsidiary.

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

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$ (13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Settlement of promissory notes and accrued interest	61,027
Assumption of Accounts payable	21,718
Elimination of consolidated losses of KRC	13,220
95,965

Sale of subsidiary- related party	$ 82,745

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$ 4,000

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

Liquidity and Capital Resources

As of September 30, 2011, we had current assets of $413, consisting entirely of cash.  As of September 30, 2011, we had current liabilities of $14,654, consisting of accounts payable.  Thus, we had a working capital deficit of $14,241 as of September 30, 2011.

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

Kinetic Resources, Corp.

Date:	June 25, 2012

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer and Director