Form 10-Q/A
period 2011-12-31
Crown Alliance Capital Ltd
filed 2012-06-26
CIK 1487439

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

EXPLANATORY NOTE

This Amendment No.1 to the Quarterly Report on form 10-Q/A amends the Quarterly Report on Form 10-Q of Crown Alliance Capital Ltd. (the “Company”) for the quarter ended December 31, 2011, that was originally filed with the U.S. Securities and Exchange commission on February 14, 2012.  The purpose of the Amendment is to disclose the Company’s restated financial statements.  Upon completion of our March 31, 2012 financial statements, accounting errors were discovered that required the restatement of amounts previously reported. Additionally, it was determined that the sale of our subsidiary KRC Exploration LLC was accounted for incorrectly.  Under the terms of the Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) (1), amounts included in accounts payable before the execution of the Agreement should have been assumed by our subsidiary.

(1) The agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2011.

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

AMENDED FINANCIAL STATEMENTS

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

The following is a summary of the impact of these restatements on the Company’s Balance Sheets at December 31, 2011:

	December 31, 2011
	As PreviouslyReported	ErrorCorrection		As Restated
Accounts payable	$39,552	$(21,718)	(a)	$17,834
Total current liabilities	$39,552	$(21,718)	(a)	$17,834
Additional paid in capital	$78,210	$21,718	(a)	$99,928
Total stockholders’ equity (deficit)	$(24,457)	$21,718	(a)	$(2,739)

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

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$ (13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Settlement of promissory notes and accrued interest	61,027
Assumption of accounts payable	21,718

Elimination of accumulated losses of KRC	13,220
95,965

Sale of subsidiary- related party	$ 82,745

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$ 4,000

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

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $520, consisting entirely of cash.  As of December 31, 2011, we had current liabilities of $17,834, consisting entirely of accounts payable.  Thus, we had a working capital deficit of $17,314 as of December 31, 2011.

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