Form 10-K
period 2012-06-30
Crown Alliance Capital Ltd
filed 2012-09-27
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-169346

Crown Alliance Capital Limited
(Exact name of registrant as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 Highway 7 East Suite # 203 Markham, ON, Canada	L3R 0M3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(905) 604-8877

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  41,695,724 as of September 21, 2012.

PART I

Item 1. Business

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

Item 1A.  Risk Factors

Risks Relating to Our Business and Early Stage of Development

If we are unable to raise the required capital to acquire a significant portfolio of life settlement contracts, the development of our revenue base will be hampered and our business may fail.

We currently have little operating capital and have only recently begun to acquire life settlement contracts as contemplated by our business plan.  We will be dependent on raising sufficient capital in order to continue with this plan of operations and to accumulate a significant portfolio of financial assets which can be expected to generate net profits. We cannot assure you that we will be able to acquire the necessary financing in the near future or on terms that are acceptable to us.

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

Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development.  We have only recently begun to focus on the life settlement business and do not have history or any historical revenues upon which investors can gauge our prospects for results of operations.  A substantial risk is involved in investing in our company because, as an early stage company, we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

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

Item 2. Properties

We do not own any real property. On September 1, 2011, we entered into a lease agreement for a term of two years for our offices at 3601 Highway 7 East Suite # 203, Markham, Ontario, Canada.  The offices consist of approximately 1,765 square feet, and we expect that they will be adequate for our needs for the foreseeable future. Our commitment for annual minimum lease payments under our office lease agreement is as follows:

Fiscal 2013	$31,770
Fiscal 2014	$5,295

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “CACL” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

To date, an active trading market has not developed for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	N/A	N/A
March 31, 2012	N/A	N/A
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A

Fiscal Year Ending June 30, 2011
Quarter Ended	High $	Low $
June 30, 2011	N/A	N/A
March 31, 2011	N/A	N/A
December 31, 2010	N/A	N/A
September 30, 2010	N/A	N/A

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

Holders of Our Common Stock

As of September 21, 2012, we had 41,695,724 shares of our common stock issued and outstanding, held by forty (40) shareholders of record.

Recent Sales of Unregistered Securities

1.  On April 25, 2012, we issued a total of 714,285 shares of common stock to a total of five subscribers at a price of $0.70 per share, for total subscription proceeds of $500,000.  The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

2.  On August 1, 2012, we issued a total of 130,000 Units to a total of three subscribers at a price of $0.70 per Unit, for total subscription proceeds of $91,000.  Each Unit consists of one (1) share of common stock and one (1) warrant to buy one (1) share of common stock ata price of $1.10, exercisable for a period of forty-eight months. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

3.  On August 28, 2012, we issued 50,000 Units to a single subscriber at a price of $0.70 per Unit, for subscription proceeds of $35,000.  Each Unit consists of one (1) share of common stock and one (1) warrant to buy one (1) share of common stock at a price of $1.10, exercisable for a period of forty-eight months. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  The purchaser represented and warranted to us that they were an “accredited investor” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

4.  Also on August 28, 2012, we issued 71,428 shares of common stock to a single subscriber at a price of $0.70 per share, for subscription proceeds of $50,000.  The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  The purchaser represented and warranted to us that they were an “accredited investor” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

5.  On August 29, 2012, we issued 50,000 shares of common stock to a single subscriber at a price of $0.70 per share, for subscription proceeds of $35,000.  The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  The purchaser represented and warranted to us that they were an “accredited investor” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

6.  On September 12, 2012, we issued a total of 305,000 shares of common stock to a total of nine subscribers at a price of $0.70 per share, for total subscription proceeds of $213,500.  The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted any equity compensation plans.

Capital Stock

We have 10,000,000 preferred shares with a par value of $0.001 per share of preferred stock authorized, of which no shares were outstanding as of September 21, 2012.

We have 90,000,000 common shares with a par value of $0.001 per share of common stock authorized, of which 41,695,724 shares were outstanding as of September 21, 2012.

Voting Rights

Holders of common stock have the right to cast one vote for each share of stock in his or her own name on the books of the corporation, whether represented in person or by proxy, on all matters submitted to a vote of holders of common stock, including the election of directors. There is no right to cumulative voting in the election of directors. Except where a greater requirement is provided by statute or by the Articles of Incorporation, or by the Bylaws, the presence, in person or by proxy duly authorized, of the holder or holders of a majority of the outstanding shares of the our common voting stock shall constitute a quorum for the transaction of business. The vote by the holders of a majority of such outstanding shares is also required to effect certain fundamental corporate changes such as liquidation, merger or amendment of the Company's Articles of Incorporation.

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

Pre-emptive Rights

Holders of common stock are not entitled to pre-emptive or subscription or conversion rights, and there are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of common stock are, and the shares of common stock offered hereby will be when issued, fully paid and non-assessable.

Share Purchase Warrants

We currently have warrants to purchase 180,000 shares of common stock at a price of $1.10 per share issued and outstanding.  130,000 of these warrants expire on August 1, 2014, and 50,000 of these warrants expire on August 28, 2014.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

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

Results of Operations for the Years Ended June 30, 2012 and 2011.

We have not earned any revenues from inception on March 4, 2010 through the fiscal year ending June 30, 2012. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred total expenses and net losses in the amount of $335,017 from our inception on March 4, 2010 through the fiscal year ending June 30, 2012.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, management fees, and rental expenses. During the fiscal ended June 30, 2012, we incurred expenses and net losses in the amount of $259,219. During the fiscal year ended June 30, 2011, we incurred expenses and net losses in the amount of $68,721.

Our result of operations for the fiscal year ended June 30, 2012 relate to our current business of acquiring and holding portfolios of life settlement policies, while our results of operations for the fiscal year ended June 30, 2011 relate our discontinued mineral exploration venture.  In general, our current business requires more active management and incurs more regular expenses than our former business.

We began the acquisition of our initial portfolio of life settlements on March 15, 2012, when we entered into a Policy Purchase agreement (the “Agreement”) with Universal Settlements International, Inc. (“USI”).  Pursuant to the Agreement, we agreed to purchase all right, title, and interest in a portfolio of four (4) life insurance policies for a total purchase price of $570,000.  The four policies we have agreed to purchase feature death benefits which total $4,500,000.

Under the Agreement, we will be required to pay all premiums due under each of the acquired policies until they mature. As detailed in Schedule 1 to the Agreement, the required premiums are expected to be a total of $13,699.54 per month for three of the policies being purchased, and $42,000 per quarter for the fourth policy. In connection with our execution of the agreement, we deposited $38,194.84 toward premiums due under the four policies.

The Agreement originally required us to deposit the full purchase price of $570,000 on or before April 23, 2012 in order to close our purchase of the four life insurance policies.  Under an Amendment to the Agreement dated April 27, 2012, the termination date was extended to May 23, 2012. Under a Further Amendment to the Agreement, the final payment deadline has been extended to October 19, 2012.

On June 19, 2012, we completed acquisition one of the four life settlement policies being purchased under the Agreement.  The face value of the policy purchased is $500,000.  As of June 30, 2012, the carrying value of the policy is $119,176.

To date, we have paid a total of $250,000 toward the purchase price under the Agreement and must pay an additional $320,000 in order to complete our acquisition of the four policies covered by the Agreement.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all four policies being purchased under the Agreement in force as of June 30, 2012, are as follows.

Year 1	$ 326,721
Year 2	326,721
Year 3	326,721
Year 4	326,721
Year 5	326,721
Total estimated premiums	$ 1,633,605

We expect that our ongoing expenses will increase when we complete our acquisition of this initial portfolio and begin making the regular premium payments due under the insurance policies.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets of $22,830, consisting entirely of cash.  As of June 30, 2012, we had current liabilities of $61,836, consisting of accounts payable in the amount of $14,913, a note payable to a related party in the amount $45,000, and accrued interest due to a related party in the amount of $1,923.  Thus, we had a working capital deficit of $39,006 as of June 30, 2012.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking and raising additional equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $335,017 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  As of June 30, 2012, we believe that our critical accounting policies consist of the following:

1.

Investments in Insurance Contracts. We have adopted FASB ASC Topic 325-30 “Investments in Insurance Contracts.” As of March 31, 2012, we will account for life settlement contracts using the investment method.  Life settlement contracts will be initially recognized at the transaction price.  Any additional costs, such as premium paid, will be capitalized.  In accordance with ASC 230, “Statement of Cash Flows”, cash paid towards acquiring and maintaining life settlement policies will be treated as an investing outflow while the receipt of proceeds over the cash invested will be shown as an operating cash flow with return of investment and premiums shown as investing inflows.

Recently Issued Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2012 and 2011;
F-3	Statements of Operations for the years ended June 30, 2012 and 2011, and from Inception on March 4, 2010 to June 30, 2012;
F-4	Statement of Stockholders’ Deficit for the years ended June 30, 2012 and 2011, and from Inception on March 4, 2010 to June 30, 2012;
F-5	Statements of Cash Flows for the years ended June 30, 2012 and 2011, and from Inception on March 4, 2010 to June 30, 2012;
F-6	Notes to Financial Statements

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp)

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crown Alliance Capital Limited

We have audited the accompanying consolidated balance sheets of Crown Alliance Capital Ltd. (A Development Stage Company) (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2012 and for the period from inception (March 4, 2010) through June 30, 2012. Crown Alliance Capital Ltd’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Alliance Capital Ltd. (A Development Stage Company) as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 and for the period from inception (March 4, 2010) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

September 17, 2012

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	June 30,
	2012	2011
ASSETS

Current
Cash	$22,830	$5,958

Total current assets	22,830	5,958

Premiums on life settlement policies - Note 10	168,189	-
Investment in life settlement policies - Note 10	119,176	-
Property and equipment (net) - Note 3	17,784	-
Lease deposit	12,000	-

Total long term assets	317,149	-

Total assets	$339,979	$5,958

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable	$14,913	$2,612
Accrued interest, related party - Note 6	1,923	-
Notes payable, related party - Note 6	45,000	-

Total current liabilities	61,836	2,612

Long-term liabilities

Accrued interest	-	655
Notes payable, related party - Note 6	-	50,000

Total long-term liabilities	-	50,655

Total liabilities	61,836	53,267

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 6 and 7
90,000,000 shares authorized
41,089,296 shares issued and outstanding (40,375,011 shares as of June 30, 2011)	41,089	40,375
Additional paid-in capital	572,071	(11,886)
Deficit accumulated during the development stage	(335,017)	(75,798)

Total stockholders’ equity (deficit)	278,143	(47,309)

Total liabilities and stockholders’ equity (deficit)	$339,979	$5,958

The accompanying footnotes are an integral part of these financial statements.

 CROWN ALLIANCE CAPTIAL LTD

(formerly Kinetic Resources Corp).

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

			From
			inception
			(March 4
	Year Ended	Year Ended	2010) to
	June 30,	June 30,	June 30,
	2012	2011	2012

Expenses

Audit and accounting fees	$22,108	$17,370	$39,478
Bank charges	1,054	465	1,584
Consulting fees	12,000	-	12,000
Depreciation	2,413	-	2,413
Foreign exchange gain	199	(10)	196
Legal fees	54,448	32,411	92,858
Management fees - Note 4	96,250	-	96,750
Mineral property option costs	4,000	4,000	8,000
Mineral property exploration costs	-	2,500	2,500
Office expenses	3,261	6,100	9,867
Rent	51,897	-	51,897
Transfer and filing fees	7,485	4,554	12,039
Travel	1,583	-	1,583

Operating loss	(256,698)	(67,390)	(331,165)

Interest expense - Notes 7 & 8	(2,521)	(1,331)	(3,852)

Net loss	$(259,219)	$(68,721)	$(335,017)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic	46,145,268	40,375,011

The accompanying footnotes are an integral part of these financial statements.

CROWN ALLIANCE CAPTIAL LTD

(formerly Kinetic Resources Corp).

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from inception (March 4, 2010) to June 30, 2012

(Stated in US Dollars)

						Deficit
						Accumulated
					Additional	During the
			(Note 6)		Paid In	Exploration
	Preferred Shares		Common Shares		Capital	Stage	Total
	Number	Amount	Number	Amount
Balance, inception (March 4, 2010)	-	$-	-	$-	$-	$-	$-

Capital stock issued to founder for cash:	-	-	35,714,300	35,714	(20,156)	-	15,558
Cancel founder shares and investor shares w/o consideration			(23,017,866)	(23,018)	(23,018)	-	-
Capital stock issued for cash, net of commission	-	-	27,678,576	27,679	(15,424)	-	12,255
Net loss for the period	-	-	-	-	-	(7,077)	(7,077)

Balance, June 30, 2010	-	-	40,375,011	40,375	(12,562)	(7,077)	20,736

Accrued interest on related party promissory note	-	-	-	-	676	-	676
Net loss for the period	-	-	-	-	-	(68,721)	(68,721)

Balance, June 30, 2011	-	-	40,375,011	40,375	(11,886)	(75,798)	(47,309)

Sale of Subsidiary	-	-	-	-	61,027	-	61,027
Accrued interest on related party promissory note	-	-	-	-	226	-	226
Settlement of accounts payable by previous owner	-	-	-	-	23,418	-	23,418
Shares issued for cash	-	-	17,857,150	17,857	27,143	-	45,000
Cancellation of stock issuance for promissory note	-	-	(17,857,150)	(17,857)	(27,143)	-	(45,000)
Shares issued for cash	-	-	714,285	714	499,286	-	500,000
Net loss for the period	-	-	-	-	-	(259,219)	(259,219)

Balance, June 30, 2012	-	$-	41,089,296	$41,089	$572,071	$(335,017)	$278,143

The accompanying footnotes are an integral part of these financial statements.

CROWN ALLIANCE CAPTIAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			From
			inception
			(March 4 2010)
	Years Ended		to
	June 30,		June 30,
	2012	2011	2012

Cash Flows Used in Operating Activities
Net loss	$(259,219)	$(68,721)	$(335,017)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense - capital contribution	226	676	902
Accrued interest	2,295	-	2,950
Depreciation	2,413	-	2,413
Changes in operating assets and liabilities:
Lease deposit	(12,000)	-	(12,000)
Accounts payable and accrued liabilities	35,719	(3,993)	38,331
Net cash used in operating activities	(230,566)	(71,383)	(302,421)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(287,365)	-	(287,365)
Purchase of office equipment	(20,197)	-	(20,197)
Net cash used in investing activities	(307,562)	-	(307,562)

Cash Flows from Financing Activities
Proceeds from capital stock issued	500,000	-	527,813
Due to related party	-	(500)	-
Proceeds from notes payable, related party	55,000	50,000	105,000
Net cash provided by financing activities	555,000	49,500	632,813

Increase (decrease) in cash during the period	16,872	(21,883)	22,830

Cash, beginning of the period	5,958	27,841	-

Cash, end of the period	$22,830	$5,958	$22,830

Supplemental information

Interest paid in cash	$-	$-	$-

Taxes paid in cash	$-	$-	$-

Non-cash interest and financing activities
Accounts payable settled in connection with sale of subsidiary	$21,718	$-	$21,718
Accrued interest, related party settled in connection with sale of subsidiary	$1,027	$-	$1,027
Notes payable, related party settled in connection with sale of subsidiary	$60,000	$-	$60,000
Shares cancelled and note payable reissued	$45,000	$-	$45,000

The accompanying footnotes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

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

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement is expected to close on September 19, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $335,017 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and KRC until KRC was disposed of by sale to the former president on August 31, 2011.  Accordingly, the statements of operations and cash flows presented include the results of KRC from June 4, 2010 to August 31, 2011 and the balance sheet presented at June 30, 2011 is a consolidated balance sheet.  The balance sheet presented at June 30, 2012 is solely that of Crown Alliance Capital Ltd.  All significant inter-company transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at June 30, 2012 or June 30, 2011.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies - (cont’d)

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

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 2

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

Property and equipment

Property and equipment is stated at the lower of cost or fair value.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its office equipment or whether the remaining balance of office equipment should be evaluated for possible impairment.

Depreciation has been charged using the following estimates of useful lives:

Computer equipment	2 years straight line
Office equipment and furnishings	3-5 years straight line
Leasehold improvements	Over the remaining term of the lease

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 3

Property and equipment

	June 30	June 30,
	2012	2011
Cost
Computer equipment	$1,409	$-
Office equipment and furnishings	6,136	-
Leasehold improvements	12,652	-

Gross cost	20,197	-
Accumulated depreciation	(2,413)	-

Net book value	$17,784	$-

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

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 4

Sale of Subsidiary- (cont’d)

Subsequently, on November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 824,000 and 465,000, common shares, respectively, were returned to treasury and cancelled (See Note 7 Capital Stock)

Note 5

Financial Instruments

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

Level 2 -inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 6

Related Party Transactions

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s President and received $15,000 cash in exchange.  The note is unsecured, non-interest bearing and matures on September 30, 2012.  During the year ended June 30, 2012, the Company has recorded interest expense of $226 (2011 - $626) and also recorded a capital contribution of $226 (2011 - $626) in respect of the imputed interest charge on this note payable.

On February 11, 2011, the Company issued a promissory note of $25,000 to the Company’s President and received $25,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013.  During the year ended June 30, 2012, the Company accrued $255 (2011 - $571) of interest expense in respect of this note payable.

On May 10, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013.  During the year ended June 30, 2012, the Company accrued $102 (2011 - $84) of interest expense in respect of this note payable.

On August 22, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange.  The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013.  During the year ended June 30, 2012, the Company accrued $15 (2011 - $nil) of interest expense in respect of this note payable.

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the agreement, the former President of the Company assumed $84,445 of accounts payable, related party notes payable and accrued interest. (Note 4)

On October 3, 2011, the Company issued 17,857,150 common shares pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000.  Shares were issued to a company managed by our President.

On January 26, 2012, the Company repurchased and cancelled 17,857,150 shares of its own stock and as consideration issued a $45,000 promissory note to a company managed by our President.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.  During the year ended June 30, 2012, the Company accrued $1,923 (2011 - $nil) of interest expense in respect of this note payable.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 6

Related Party Transactions - (cont’d)

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

The annual base compensation pursuant to the employment agreement is as follows:

$180,000 until February 8, 2013;

$200,000 until February 8, 2014;

$255,000 until February 8, 2015;

$255,000 per annum thereafter, - unless renewal terms are renegotiated

The Agreement also allows in addition to the base salary noted above for bonus payments to be made as deemed reasonable at the time by the Board of Directors either as cash, or grants of stock options.

As at June 30, 2012, accounts payable includes $3,750 and management fees for the year ended June 30, 2012 include $96,250 pursuant to this agreement.

Note 7

Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2012 the Company had 41,089,296 (June 30, 2011 - 40,375,011) common stock and zero (June 30, 2012 - zero) preferred stock outstanding.

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

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 7

Capital Stock - (cont’d)

On January 26, 2012, the Company repurchased and cancelled 17,857,150 million common shares of its own stock and in consideration issued a $45,000 promissory note (Note 6).

On May 7, 2012, the Company issued 285,714 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $200,000.

On May 15, 2012, the Company issued 428,571 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $300,000.

Note 8

Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended	Year Ended
	June 30	June 30,
	2012	2011

Basic statutory and state income tax rate	35.0%	35.0%

	Year Ended	Year Ended
	June 30	June 30
	2012	2011

Approximate loss before income taxes	$259,219	$68,721

Expected approximate tax recovery on net loss, before income tax	$90,726	$24,052
Valuation allowance	(90,726)	(24,052)

Deferred income tax recovery	$-	$-

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended	Year Ended
	June 30	June 30
	2011	2011
Deferred income tax assets
Non-capital losses carried forward	$117,256	$26,529
Less: valuation allowance	(117,256)	(26,529)

Deferred income tax assets	$-	$-

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 8

Income Taxes - (cont’d)

At June 30, 2012, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $335,017 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2030	$7,077
2031	$68,721
2032	$259,219

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9

Commitment

On September 1, 2011, the Company entered into a lease agreement for a term of two years.

As of June 30, 2012, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2013	$31,770
Fiscal 2014	5,295
Total	$37,065

Additional fees and taxes of approximately $2,541 per month are due in connection with the lease agreement.  Upon acceptance of the lease agreement, a security deposit of $12,000 was paid.

Note 10

Investment in Life Settlement Policies

On March 15, 2012, the Company entered into its first contract to acquire four life settlement policies for the aggregate sum of $570,000, payable on or before April 23, 2012.  Pursuant to the agreement the Company is responsible for all premiums payable pursuant to the terms of the policies.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. The Company has elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 10

Investment in Life Settlement Policies - (cont’d)

On June 19, 2012, the Company acquired one of the four life settlement policies.  The face value of the policy is $500,000 with a remaining life expectancy of 3.5 years.  As of June 30, 2012, the carrying value of the policy is $119,176.

The Company evaluates the carrying value of their investment in life settlement policies on a regular basis and adjusts their total basis in the policies using new or updated information that affects their assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. The Company recognizes impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. The Company does not believe the life settlement policy to be impaired as of June 30, 2012.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all four policies in force as of June 30, 2012, are as follows.

Year 1	$ 326,721
Year 2	326,721
Year 3	326,721
Year 4	326,721
Year 5	326,721
Total estimated premiums	$ 1,633,605

As of June 30, 2012, $168,189 of policy premiums has been paid on the remaining three policies and premium payments have been capitalized in the financial statements as of June 30, 2012.  On April 27, 2012, the Company amended the original life settlement contract to extend the $570,000 payable due date to May 10, 2012, and the contract was further amended on May 23, 2012 to extend the $570,000 payable due date to September 17, 2012.  As of  September 24, 2012, the Company has paid a total of $250,000 towards the $570,000 payable and amended the contract to extend the due date for the remaining payable of $320,000 to October 17, 2012.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012

(Stated in US Dollars)

Note 11

Subsequent Events

a)

As part of the Company’s non-brokered private placement the Company is offering up to 14,500,000 Stock Units at $0.70 per Unit.  Each Unit consists of one share of common stock of the Company and one warrant.  Each warrant may be exercised at $1.10 into one common stock of the Company for a period of 48 months subsequent to issuance.

Pursuant to the private placement, as of September 17, 2012, the Company has received subscriptions to acquire 180,000 Units at $0.70 for aggregate proceeds of $126,000.

b)

During August 2012, the Company issued an additional 121,482 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $85,000.

c)

On September 12, 2012, the Company issued an additional 305,000 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $213,500.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of September 24, 2012.

Lorainne Fusco is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.  Ms. Fusco has an Honours Bachelor of Science from the University of Toronto and has worked in the life insurance industry since 2003. She holds several high level distinctions, including being a member of the Million Dollar Round Table (2005, 2006, and 2008), Court of the Table (2005 and 2006) and Top of the Table (2006).  In 2007, she was #2 in Canada for life insurance sales from Des Jardin Financial Security. She has run Fusco Financial since 2005 - a successful life insurance brokerage selling life insurance, critical illness insurance and investments through segregated funds.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of June 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, the objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officer to the extent feasible within the financial constraints faced by our developing business.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lorraine Fusco, CEO, CFO, President, Secretary-Treasurer	2012 2011	67,500 n/a	25,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	92,500 n/a
Luis Antonio Delgado Gonzalez, former officer	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended June 30, 2012, we paid our sole officer and director, Lorraine Fusco, a total of $92,500.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Lorraine Fusco	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of June 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Lorraine Fusco	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 24, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class
Common	Lorraine Fusco 72 Thomson Creek Blvd. Woodbridge, ON L4H 1B7	336,000	0.8%
	All Officers and Directors as a Group (one person)	336,000	0.8%

	Other 5% owners
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

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.

On January 26, 2012, we repurchased and cancelled 17,857,150 (post split) shares of our own common stock in consideration for a $45,000 promissory note to a company managed by our President, Lorraine Fusco. The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.

2.

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

a.

February 8, 2013 - $200,000 per year

b.

February 8, 2014 - $225,000 per year

c.

Renewal Terms - as further agreed in writing by the Company and the Executive or, if no further agreement is made, $225,000 per year.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Fees	Audit-Related Fees	Tax Fees	Other Fees
2012	$12,500	$0	$1,700	$0
2011	$9,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
10.1	Promissory Note dated January 26, 2012(1)
10.2	Agreement to Lease(1)
10.3	Employment Agreement with Lorraine Fusco(1)
10.4	Policy Purchase Agreement as Amended April 27, 2012(2)
10.5	Further Amendment to Policy Purchase Agreement
3.1	Articles of Incorporation (3)
3.2	Bylaws(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Quarterly Report on Form 10-Q filed February 14, 2012
(2)	Incorporated by reference to Quarterly Report on Form 10-Q filed May 9, 2012
(3)	Incorporated by reference to Registration Statement on Form S-1 filed on September 13, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ALLIANCE CAPITAL LIMITED

By:	/s/ Lorraine Fusco
Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	September 26, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Lorraine Fusco
Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	September 26, 2012