Form 10-Q
period 2012-09-30
Crown Alliance Capital Ltd
filed 2012-11-14
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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
________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,140,724 as of November 12, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012 (derived from audited financial information);
F-2	Statements of Operations for the three months ended September 30, 2012 and 2011, and from inception on March 4, 2010 through September 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and from inception on March 4, 2010 through September 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30,	June 30,
	2012	2012
ASSETS

Current
Cash	$206,110	$22,830
Prepaid expenses	1,500	—

Total current assets	207,610	22,830

Premiums on life settlement policies – Note 10	347,238	168,189
Investment in life settlement policies – Note 10	127,726	119,176
Property and equipment, net – Note 4	19,313	17,784
Lease deposit	12,000	12,000

Total long term assets	506,277	317,149

Total assets	$713,887	$339,979

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable	$34,092	$14,913
Accrued interest, related party – Note 7	3,057	1,923
Notes payable, related party – Note 7	45,000	45,000

Total current liabilities	82,149	61,836

Total liabilities	82,149	61,836

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value – Notes 7 and 8 90,000,000 shares authorized 41,695,778 shares issued and outstanding (41,089,296 shares as of June 30, 2012)	41,696	41,089
Additional paid-in capital	995,964	572,071
Share subscriptions received	59,500	—
Deficit accumulated during the development stage	(465,422)	(335,017)

Total stockholders’ equity	631,738	278,143

Total liabilities and stockholders’ equity	$713,887	$339,979
F-1

 CROWN ALLIANCE CAPITAL LTD.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4
	Three Months Ended		2010) to
	September 30,		September 30,
	2012	2011	2012

Expenses
Audit and accounting fees	$10,710	$7,608	$50,188
Bank charges	528	93	2,112
Consulting fees	8,435	—	20,435
Depreciation	3,040	—	5,453
Foreign exchange loss	172	2	368
Legal fees	9,041	27,583	101,899
Management fees – Note 7	45,000	—	141,750
Marketing and promotion	17,850	—	17,850
Mineral property option costs	—	4,000	8,000
Mineral property exploration costs	—	—	2,500
Office expenses	789	1,000	10,656
Rent	15,569	5,189	67,466
Transfer and filing fees	15,670	3,830	27,709
Travel and entertaining	2,467	—	4,050

Operating loss	(129,271)	(49,305)	(460,436)

Interest expense – Note 7	(1,134)	(598)	(4,986)

Net loss	$(130,405)	$(49,903)	$(465,422)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	41,291,873	40,375,011

 CROWN ALLIANCE CAPTIAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			From
			inception
			(March 4 2010)
	Three Months Ended		to
	September 30,		September 30,
	2012	2011	2012

Cash Flows Used in Operating Activities
Net loss	$(130,405)	$(49,903)	$(465,422)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense – capital contribution	—	226	902
Accrued interest	1,134	372	4,084
Depreciation	3,040	—	5,453
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	—	(1,500)
Lease deposit	—	—	(12,000)
Accounts payable and accrued liabilities	19,179	33,760	57,510
Net cash used in operating activities	(108,552)	(15,545)	(410,973)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(187,599)	—	(474,964)
Purchase of property and equipment	(4,569)	—	(24,766)
Net cash used in investing activities	(192,168)	—	(499,730)

Cash Flows from Financing Activities
Proceeds from capital stock issued	424,500	—	952,313
Proceeds from share subscriptions received	59,500	—	59,500
Due to related party	—	—	—
Proceeds from notes payable, related party	—	10,000	105,000
Net cash provided by financing activities	484,000	10,000	1,116,813

Increase (decrease) in cash during the period	183,280	(5,545)	206,110

Cash, beginning of the period	22,830	5,958	—

Cash, end of the period	$206,110	$413	$206,110

Supplemental information

Interest paid in cash	$—	$—	$—

Taxes paid in cash	$—	$—	$—

Non-cash interest and financing activities
Accounts payable settled in connection with sale of subsidiary	$—	$21,718	$21,718
Accrued interest, related party settled in connection with sale of subsidiary	$—	$1,027	$1,027
Notes payable, related party settled in connection with sale of subsidiary	$—	$60,000	$60,000
Shares cancelled and note payable reissued	$—	$—	$45,000

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2012

(Stated in US Dollars)

(Unaudited)

Note 1 Basis of Presentation

While the information presented in the accompanying September 30, 2012 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s June 30, 2012 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

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

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies. The agreement is expected to close on November 23, 2012.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

Note 2 Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has accumulated losses of $465,422 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and KRC until KRC was disposed of by sale to the former president on August 31, 2011. Accordingly, the statements of operations and cash flows presented include the results of KRC from June 4, 2010 to August 31, 2011 and the balance sheets presented at September 30, 2012 and June 30, 2012 are solely that of Crown Alliance Capital Ltd. All significant inter-company transactions and balances have been eliminated.

Note 3 Summary of Significant Accounting Policies – (cont’d)

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents held at September 30, 2012 or June 30, 2012.

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

Note 3 Summary of Significant Accounting Policies – (cont’d)

Investments in Insurance Contracts

The Company adopted FASB ASC Topic 325-30 “Investments in Insurance Contracts.” and accounts for life settlement contracts using the investment method. Life settlement contracts will be initially recognized at the transaction price. Any additional costs, such as premium paid, will be capitalized. In accordance with ASC 230, “Statement of Cash Flows”, cash paid towards acquiring and maintaining life settlement policies will be treated as an investing outflow while the receipt of proceeds over the cash invested will be shown as an operating cash flow with return of investment and premiums shown as investing inflows.

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

Note 3 Summary of Significant Accounting Policies – (cont’d)

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

Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 4 Property and equipment

	September 30	June 30,
	2012	2012
Cost
Computer equipment	$1,409	$1,409
Office equipment and furnishings	10,705	6,136
Leasehold improvements	12,652	12,652

Gross cost	24,766	20,197
Accumulated depreciation	(5,453)	(2,413)

Net book value	$19,313	$17,784

Note 5 Sale of Subsidiary

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company. Pursuant to the Agreement, the Company’s interest in KRC was transferred to the former President and the former president assumed all interests and liabilities of KRC amounting to $82,745 in exchange for the Company’s interest in KRC.

The following table summarizes the identifiable assets and liabilities of KRC that were disposed of, the consideration received, and the loss of KRC for the period from July 1, 2011 to August 31, 2011.

Note 5 Sale of Subsidiary

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$(13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Settlement of accounts payable, promissory notes, and accrued interest	61,027
Assumption of Accounts payable	21,718
Elimination of accumulated losses of KRC	13,220
95,695

Sale of subsidiary- related party	$82,745

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$4,000

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

Note 6 Financial Instruments – (cont’d)

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

Note 7 Related Party Transactions

On August 30, 2010, the Company issued a promissory note of $15,000 to the Company’s President and received $15,000 cash in exchange. The note is unsecured, non-interest bearing and matures on September 30, 2012. During the three month period ended September 30, 2012 the Company has recorded an interest expense of $nil three month period ended September 30, 2011 - $226) and capital contribution of $nil. (three month period ended September 30, 2012 - $226) in respect of the imputed interest charge on this note payable.

On February 11, 2011, the Company issued a promissory note of $25,000 to the Company’s President and received $25,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on February 28, 2013. During the three month period ended September 30, 2012 the Company accrued $nil (three month period ended September 30, 2011 - $255) of interest expense in respect of this note payable.

Note 7 Related Party Transactions – (cont’d)

On May 10, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on May 31, 2013. During the three month period ended September 30, 2012, the Company accrued $nil (three month period ended September 30, 2011 - $102) of interest expense in respect of this note payable.

On August 22, 2011, the Company issued a promissory note of $10,000 to the Company’s President and received $10,000 cash in exchange. The promissory note is unsecured, bears interest at 6% per annum, and matures on August 31, 2013. During the three month period ended September 30, 2012, the Company accrued $nil (three month period ended September 30, 2011 - $15) of interest expense in respect of this note payable.

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company. Pursuant to the agreement, the former President of the Company assumed $82,745 of accounts payable, related party notes payable and accrued interest. (Note 5)

On October 3, 2011, the Company issued 17,857,150 common shares pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000. Shares were issued to a company managed by our President.

On January 26, 2012, the Company repurchased and cancelled 17,857,150 shares of its own stock and as consideration issued a $45,000 promissory note to a company managed by our President. The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013. During the three month period ended September 30, 2012, the Company accrued $1,134 (three month period ended September 30, 2011 - $nil) of interest expense in respect of this note payable.

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

Note 7 Related Party Transactions – (cont’d)

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

As at September 30, 2012, accounts payable includes $3,750 (June 30, 2012 - $3,750) and management fees for the three month period ended September 30, 2012 include $45,000 (three month period to September 31, 2011 -$nil) pursuant to this agreement.

Note 8 Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2012 the Company had 41,695,778 (June 30, 2012 – 41,089,296) common stock and zero (June 30, 2012 – zero) preferred stock outstanding.

a) Issued

As part of the Company’s non-brokered private placement the Company is offering up to 14,500,000 Stock Units at $0.70 per Unit. Each Unit consists of one share of common stock of the Company and one warrant. Each warrant may be exercised at $1.10 into one common stock of the Company for a period of 48 months subsequent to issuance.

Pursuant to this non-brokered private placement the Company issued 130,000 units on August 8, 2012 and 50,000 units on August 28, 2012 for aggregate gross proceeds of $126,000.

On August 29, 2012, the Company issued an additional 121,482 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $85,000.

On September 12, 2012, the Company issued an additional 305,000 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $213,500.

As of September 30, 2012, the Company has received subscriptions to acquire 85,000 common shares at $0.70 for aggregate proceeds of $59,500.

Note 8 Capital Stock

b) Share Purchase Warrants

A summary of changes in share purchase warrants for the three month period ended September 30, 2012 and the year ended June 30, 2012 is presented below:

	Three Months Ended		Year Ended
	September 30, 2012		June 30, 2012
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of period	—	$—	—	$—
Issued	180,000	1.10	—	—
Exercised	—	—	—	—

Balance, end of period	180,000	$1.10	—	$—

As at September 30, 2012, share purchase warrants were outstanding for the purchase of common shares as follows:

		Number
Number		Exercisable
of	Exercise	at	Expiry
Shares	Price	September 30, 2012	Date

130,000	$1.10	130,000	August 8, 2016
50,000	$1.10	50,000	August 28, 2016
180,000		180,000

Note 9 Commitment

On September 1, 2011, the Company entered into a lease agreement for a term of two years.

As of September 30, 2012, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2013	$23,828
Fiscal 2014	5,295
Total	$29,193

Additional fees and taxes of approximately $2,541 per month are due in connection with the lease agreement. Upon acceptance of the lease agreement, a security deposit of $12,000 was paid.

Note 10 Investment in Life Settlement Policies

On March 15, 2012, the Company entered into its first contract to acquire four life settlement policies for the aggregate sum of $570,000, payable on or before April 23, 2012. Pursuant to the agreement the Company is responsible for all premiums payable pursuant to the terms of the policies and are entitled to fifty percent of the death benefits of those policies not formally closed pursuant to the terms of the agreement. The remaining fifty percent of the death benefits of those policies will be paid to Universal Settlements International, Inc., a Company with common shareholders. ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. The Company has elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

On June 19, 2012, the Company acquired one of the four life settlement policies. The face value of the policy is $500,000 with a remaining life expectancy of 3.25 years. As of September 30, 2012, the carrying value of the policy is $127,726.

The Company evaluates the carrying value of their investment in life settlement policies on a regular basis and adjusts their total basis in the policies using new or updated information that affects their assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. The Company recognizes impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. The Company does not believe the life settlement policy to be impaired as of September 30, 2012.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all four policies in force as September 30, 2012, are as follows.

Year 1	$249,296
Year 2	332,394
Year 3	332,394
Year 4	298,194
Year 5	298,194
Total estimated premiums	$1,510,472

As of September 30, 2012, $347,238 of policy premiums has been paid on the remaining three policies and premium payments have been capitalized in the financial statements as of September 30, 2012.

Note 10 Investment in Life Settlement Policies – (cont’d)

On April 27, 2012, the Company amended the original life settlement contract to extend the $570,000 payable due date to May 10, 2012, the contract was further amended on May 23, 2012 to extend the $570,000 payable due date to September 17, 2012, and on September 24, 2012, the contract was amended again to extend the $570,000 payable due date to October 17 2012.

As of November 6, 2012, the Company has paid a total of $325,000 towards the $570,000 payable and amended the contract to extend the due date for the remaining payable of $245,000 to November 23, 2012.

Note 11 Subsequent Event

a) During October 2012, the Company issued an additional 95,000 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $66,500.

b) On November 2, 2012, the Company issued a total of 350,000 shares of common stock to a total of seven subscribers at a price of $0.70 per share , for total share proceeds of $245,000.

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

Company Overview

We are a publicly reporting Nevada corporation formed March 4, 2010. Our business is focused on acquiring an ongoing portfolio of life settlement policies and to eventually build our own portfolio of policy purchases. A life settlement is the purchase of a life insurance policy at a discount from face value from a person who no longer needs or wants the policy. The policy owner receives a lump sum settlement and the title for the policy is transferred to the third party, which pays the future premiums due on the policy and eventually collects the death benefit.

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

There are many reasons for policies becoming available for settlement. These include:

  Policy-holder is terminally ill and requires funds to pay medical and/or living expenses
  Policy-holder no longer needs coverage
  Change in business ownership makes policy obsolete
  Key-man leaves the business
  Policy-holder needs to raise cash
  Non-profit organization owns a policy insuring the life of a key donor or benefactor who no longer wants to pay premiums
  Estate tax reform in USA
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

  Policies must be issued in the United States on US lives.
  Policies must be issued by insurance companies rated at least "A-" or equivalent by AM Best, Moody's or S&P.
  Policies must be beyond any contestability and suicide period.
  Policies must allow for irrevocable beneficiary designations and absolute assignment of ownership.
  Policies must allow for coverage for the whole life of the insured or allow for conversion so that coverage will continue for the whole life of the insured.
  The cost of each policy acquired will be influenced by five major factors:
    Face value of the policy upon maturity.
    Annual premium on the policy.
    Life expectancy (LE) of the insured.
    Administration costs associated with the policy.
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
  Obtaining and reviewing actual policy or copy of policy.
  Obtaining a Physician's Statement of Mental Competency for the owner of policy.
  Analyzing policy illustrations.
  Obtaining an authorization to procure and subsequent analysis of medical records.

2. Required Documents for Due Diligence

Documents listed below are required as part of the due diligence process:

· Consent to Release Medical Information (Notarized)

We must be able to receive all medical documentation for at least 5 years from all physicians that an insured person may have in order to obtain an accurate life expectancy evaluation. We must also have the ability to receive updated medical records as the situation requires.

· Letter of Competency (Signed by attending Physician)

This ensures that an insured person is aware of what they are doing and that they are of sound mind.

· Release and Consent to Change Beneficiaries (Notarized)

All current beneficiaries must sign off with the acknowledgement that they understand and consent to being removed as beneficiaries.

· Authorization to Provide Death Certificate (Notarized)

This allows us to acquire a death certificate in a legal and timely manner.

· Seller's Premium Indemnification Letter (Notarized)

This ensures that all premiums are paid up to the point where ownership and beneficiary rights have been transferred.

· Special Power of Attorney (Notarized)

This gives us the authority to contact and obtain any required information from doctors or insurance companies.

· Personal Information of the Insured and their Contact Information

We must be able to monitor and track the insured. Contact is maintained either directly with an insured or through a friend, family member, lawyer, physician or financial planner.

· Payment Instructions

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

We will utilize the following LE providers to determine life expectancy:

  American Viatical Services of Woodstock, Georgia, USA.
  21st Services of Minneapolis, Minnesota, USA.
  Examination Management Services, Inc. of Waco, Texas, USA.
  Fasano Associates of Washington, DC, USA.
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

  Contract between us and the seller of the policy.
  LE reports from 2 (two) approved list of LE providers.
  Original insurance policy (certified true copy if original is lost). Identification for the insured, such as copy of social security card or driver's license. If the owner is a trust or corporation, a copy of the trust or a corporate resolution showing individuals who have signing authority.
  Completed and signed tax forms for all sellers and brokers.
  Executed Ownership and Beneficiary Change forms.
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
  Weekly social security death index checks.
  Other database checks on a monthly basis.
  Health statements of insured from attending physician on an as needed basis.
  Regularly updated information reports.
  Updated medical reports from primary physician on an as needed basis.
  Updated life expectancy reports from qualified providers on an as needed basis.
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
  Monitoring and validating premium payments required to be made.
  Providing us with a premiums due schedule at least 30 days in advance of required payments.
  Confirming receipt of premium payment by Insurance companies
  Obtaining and analyzing updated premium illustrations as required.
  Performing premium optimization analysis as appropriate.
8

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

Results of operations for the three months ended September 30, 2012 and 2011, and for the period from March 4, 2010 (date of inception) through September 30, 2012

We have not earned any revenues from inception on March 4, 2010 through the fiscal year ending September 30, 2012. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred total expenses and net losses in the amount of $465,422 from our inception on March 4, 2010 through the quarter ending September 30, 2012.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, management fees, and rental expenses. During the quarter ended September 30, 2012, we incurred expenses and net losses in the amount of $130,405. During the quarter ended September 30, 2011, we incurred expenses and net losses in the amount of $49,903.

Our result of operations for the quarter ended September 30, 2012 relate to our current business of acquiring and holding portfolios of life settlement policies, while our results of operations for the quarter ended September 30, 2011 relate primarily to a discontinued mineral exploration venture. In general, our current business requires more active management and incurs more regular expenses than our former business.

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

The Agreement originally required us to deposit the full purchase price of $570,000 on or before April 23, 2012 in order to close our purchase of the four life insurance policies. Under an Amendment to the Agreement dated April 27, 2012, the termination date was extended to May 23, 2012. Under a Further Amendment to the Agreement, the final payment deadline has been extended to November 23, 2012.

On June 19, 2012, we completed acquisition one of the four life settlement policies being purchased under the Agreement. The face value of the policy purchased is $500,000. As of September 30, 2012, the carrying value of the policy is $127,726.

To date, we have paid a total of $325,000 toward the purchase price under the Agreement and must pay an additional $245,000 in order to complete our acquisition of the four policies covered by the Agreement.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all four policies being purchased under the Agreement in force as of September 30, 2012, are as follows.

Year 1	$249,296
Year 2	332,394
Year 3	332,394
Year 4	298,194
Year 5	298,194
Total estimated premiums	$1,510,474

We expect that our ongoing expenses will increase when we complete our acquisition of this initial portfolio and begin making the regular premium payments due under the insurance policies.

Liquidity and Capital Resources

As of September 30, 2012, we had current assets of $207,610, consisting of cash in the amount of $206,110 and a prepaid expense of $1,500. As of September 30, 2012, we had current liabilities of $82,149, consisting of accounts payable in the amount of $34,092, a note payable to a related party in the amount $45,000, and accrued interest due to a related party in the amount of $3,057. Thus, we had working capital of $15,461 as of September 30, 2012.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking and raising additional equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $465,422 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

Item 1A: Risk Factors

A smaller reporting company is not required to include this Item. Risk factors for our current line of business can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed on September 27, 2012.

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
  On October 16, 2012, we issued a total of 95,000 shares of common stock to a total of seven subscribers at a price of $0.70 per share, for total subscription proceeds of $66,500. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D. All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.
  On November 2, 2012, we issued a total of 350,000 shares of common stock to a total of seven subscribers at a price of $0.70 per share, for total subscription proceeds of $245,000. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D. All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Further Amendment to Policy Purchase Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Alliance Capital Limited

Date:	November 14, 2012

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director

