Form 10-Q
period 2012-12-31
Crown Alliance Capital Ltd
filed 2013-02-14
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,140,788 as of February 5, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012 (derived from audited financial information);

F-2	Statements of Operations for the three and six months ended December 31, 2012 and 2011, and from inception on March 4, 2010 through December 31, 2012 (unaudited);

F-3	Statements of Cash Flows for the six months ended December 31, 2012 and 2011, and from inception on March 4, 2010 through December 31, 2012 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2012	2012

ASSETS

Current
Cash	$97,755	$22,830
Prepaid expenses	6,000	-

Total current assets	103,755	22,830

Due from related party	3,750	-
Premiums on life settlement policies - Note 10	137,718	168,189
Investment in life settlement policies - Note 10	509,044	119,176
Property and equipment, net - Note 4	18,185	17,784
Lease deposit	12,000	12,000

Total long term assets	680,697	317,149

Total assets	$784,452	$339,979

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable	$21,820	$14,913
Accrued interest, related party - Note 7	-	1,923
Notes payable, related party - Note 7	-	45,000

Total current liabilities	21,820	61,836

Total liabilities	21,820	61,836

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 7 and 8
90,000,000 shares authorized
42,140,788 shares issued and outstanding (41,089,296 shares as of June 30, 2012)	42,141	41,089
Additional paid-in capital	1,307,019	572,071
Deficit accumulated during the development stage	(586,528)	(335,017)

Total stockholders’ equity	762,632	278,143

Total liabilities and stockholders’ equity	$784,452	$339,979

See accompanying footnotes to financials statements

CROWN ALLIANCE CAPITAL LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

 (Unaudited)

					From
					inception
	Three Months		Six Months		(March 4,
	Ended		Ended		2010) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Expenses

Audit and accounting fees	$5,576	$5,500	$16,286	$13,108	$55,764
Bank charges	514	84	1,042	177	2,626
Consulting fees	18,298	-	26,733	-	38,733
Depreciation	3,337	74	6,377	74	8,790
Foreign exchange (gain) loss	(304)	158	(132)	160	64
Legal fees	6,676	13,399	15,717	40,982	108,575
Management fees	45,000	-	90,000	-	186,750
Marketing and promotion	17,652	-	35,502	-	35,502
Mineral Property option costs	-	-	-	4,000	8,000
Mineral property exploration costs	-	-	-	-	2,500
Office expenses	1,962	18	2,751	1,018	12,618
Rent	15,569	15,570	31,138	20,759	83,035
Transfer and filing fees	1,585	395	17,255	4,225	29,294
Travel	5,093	-	7,560	-	9,143

Operating loss before interest expense	(120,958)	(35,198)	(250,229)	(84,503)	(581,394)

Interest expense - Note 7	148	-	(1,282)	(598)	(5,134)

Net loss	$(121,106)	$(35,198)	$(251,511)	$(85,101)	$(586,528)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic	41,998,659	51,826,884	41,645,266	46,100,950

See accompanying footnotes to financials statements

CROWN ALLIANCE CAPTIAL LTD

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
			(March 4 2010)
	Six Months Ended		to
	December 31,		December 31,
	2012	2011	2012

Cash Flows Used in Operating Activities
Net loss	$(251,511)	$(85,101)	$(586,528)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense - capital contribution	-	226	902
Interest expense	1,282	372	4,232
Depreciation	6,377	74	8,790
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-	(6,000)
Lease deposit	-	(12,000)	(12,000)
Accrued interest, related party	(3,205)	-	(3,205)
Accounts payable	6,907	38,640	45,238
Net cash used in operating activities	(246,150)	(57,789)	(548,571)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(359,397)	-	(646,762)
Purchase of property and equipment	(6,778)	(2,649)	(26,975)
Net cash used in investing activities	(366,175)	(2,649)	(673,737)

Cash Flows from Financing Activities
Proceeds from capital stock issued	736,000	45,000	1,263,813
Proceeds from share subscriptions received	-	-	-
Due to (from) related party	(3,750)	-	(3,750)
Proceeds from notes payable, related party	-	10,000	105,000
Payments of notes payable, related party	(45,000)	-	(45,000)
Net cash provided by financing activities	687,250	55,000	1,320,063

Increase (decrease) in cash during the period	74,925	(5,438)	97,755

Cash, beginning of the period	22,830	5,958	-

Cash, end of the period	$97,755	$520	$97,755

Supplemental information

Interest paid in cash	$3,205	$-	$3,205

Taxes paid in cash	$-	$-	$-

Non-cash interest and financing activities
Accounts payable settled in connection with sale of subsidiary	$-	$21,718	$21,718
Accrued interest, related party settled in connection with sale of subsidiary	$-	$1,027	$1,027
Notes payable, related party settled in connection with sale of subsidiary	$-	$60,000	$60,000
Shares cancelled and note payable reissued	$-	$-	$45,000

See accompanying footnotes to financials statements

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying December 31, 2012 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s June 30, 2012 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

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

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement is expected to close on March 29, 2013.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 2

Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $586,528 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

8

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at December 31, 2012 or June 30, 2012.

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

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (cont’d)

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

Property and equipment

Property and equipment is stated at the lower of cost or fair value.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected as other income (expense).

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

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (cont’d)

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

Note 4

Property and equipment

	December 31	June 30,
	2012	2012
Cost
Computer equipment	$3,618	$1,409
Office equipment and furnishings	10,705	6,136
Leasehold improvements	12,652	12,652

Gross cost	26,975	20,197
Accumulated depreciation	(8,790)	(2,413)

Net book value	$18,185	$17,784

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

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 5

Sale of Subsidiary- (cont’d)

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

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 6

Financial Instruments - (cont’d)

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

On January 26, 2012, the Company repurchased and cancelled 17,857,150 shares of its own stock and as consideration issued a $45,000 promissory note to a company managed by our President.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.  During the six month period ended December 31, 2012, the Company settled the note in the amount of $48,205 including accrued interest to settlement.  During the six month period ended December 31, 2012 the Company accrued $1,282 (six month period ended December 31, 2011 - $nil) of interest expense in respect of this note payable.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 7

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

As of December 31, 2012, due from related party includes $3,750 (June 30, 2012 - $nil) in respect of prepaid management fees, and accounts payable and accrued liabilities includes $nil (June 30, 2012 - $3,750) in respect of unpaid management fees.  Management fees for the six month period ended December 31, 2012 includes $90,000 (six month period to December 31, 2011 -$nil) pursuant to this agreement.

Note 8

Capital Stock

The authorized common stock of the Company consists of 90,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2012 the Company had 42,140,778 (June 30, 2012 - 41,089,296) common stock and zero (June 30, 2012 - zero) preferred stock outstanding.

a)

Issued

As part of the Company’s non-brokered private placement the Company is offering up to 14,500,000 Stock Units at $0.70 per Unit.  Each Unit consists of one share of common stock of the Company and one warrant.  Each warrant may be exercised at $1.10 into one common stock of the Company for a period of 48 months subsequent to issuance.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 8

Capital Stock - (cont’d)

Pursuant to this non-brokered private placement the Company issued 130,000 units on August 8, 2012 and 50,000 units on August 28, 2012 for aggregate gross proceeds of $126,000 ($0.70/unit).

On August 29, 2012, the Company issued an additional 121,482 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $85,000.

On September 12, 2012, the Company issued an additional 305,000 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $213,500.

On October 16, 2012, the Company issued an additional 95,000 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $66,500.

On November 2, 2012, the Company issued an additional 350,000 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $245,000.

b)

Share Purchase Warrants

A summary of changes in share purchase warrants for the six month period ended December 31, 2012 and the year ended June 30, 2012 is presented below:

	Six Months Ended		Year Ended
	December 31, 2012		June 30, 2012
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of period	-	$-	-	$-
Issued	180,000	1.10	-	-
Exercised	-	-	-	-

Balance, end of period	180,000	$1.10	-	$-

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 8

Capital Stock - (cont’d)

As at December 31, 2012, share purchase warrants were outstanding for the purchase of common shares as follows:

		Number
Number		Exercisable
of	Exercise	at	Expiry
Shares	Price	December 31, 2012	Date

130,000	$1.10	130,000	August 8, 2016
50,000	$1.10	50,000	August 28, 2016
180,000		180,000

Note 9

Commitment

On September 1, 2011, the Company entered into a lease agreement for a term of two years.

As of December 31, 2012, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2013	$15,885
Fiscal 2014	5,295
Total	$21,180

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

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 10

Investment in Life Settlement Policies - (cont’d)

On June 19, 2012, the Company acquired one of the four life settlement policies.  The face value of the policy is $500,000 with a remaining life expectancy of 2.75 years.  As of December 31, 2012, the carrying value of the policy is $141,975.

On December 28, 2012, the Company acquired the second life settlement policy pursuant to the above agreement.  The face value of the policy is for $1,000,000 with a remaining life of 4 years.  As of December 31, 2012, the carrying value of the policy is $367,069.

The Company evaluates the carrying value of their investment in life settlement policies on a regular basis and adjusts their total basis in the policies using new or updated information that affects their assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. The Company recognizes impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. The Company does not believe the life settlement policies to be impaired as of December 31, 2012.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all four policies in force as December 31, 2012, are as follows.

Year 1	$113,400
Year 2	256,200
Year 3	256,200
Year 4	222,000
Year 5	54,000
Total estimated premiums	$901,800

As of December 31, 2012, $137,718 of the policy premiums has been paid on the remaining two policies and the premium payments have been capitalized in the financial statements.

On April 27, 2012, the Company amended the original life settlement contract to extend the $570,000 payable due date to May 10, 2012, the contract was further amended on May 23, 2012 to extend the $570,000 payable due date to September 17, 2012, and on September 24, 2012, the contract was amended again to extend the $570,000 payable due date to October 17 2012.  On November 23, 2012 the contract was further amended to extend the contract due date for the remaining amount payable to March 29, 2013.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

Note 10

Investment in Life Settlement Policies - (cont’d)

As of December 31, 2012, the Company has paid a total of $325,000 towards the $570,000 payable and amended the contract to extend the due date for the remaining payable of $245,000 to March 29, 2013.

Note 11

Subsequent Event

Subsequent to the period end, one life settlement policy which the Company had not formally acquired matured upon the death of the insured.  The Company will receive proceeds equal to one half of the net proceeds less acquisition costs paid by Universal Settlements International Inc,

As of December 31, 2012, the Company had also capitalized into life settlement premiums paid an amount of $83,715 in respect of this policy.

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

Results of operations for the three and six months ended December 31, 2012 and 2011, and for the period from March 4, 2010 (date of inception) through December 31, 2012

We have not earned any revenues from inception on March 4, 2010 through the fiscal year ending December 31, 2012. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred total expenses and net losses in the amount of $586,528 from our inception on March 4, 2010 through the quarter ending December 31, 2012.   Our expenses since our inception have consisted primarily of legal fees, audit and accounting fees, management fees, and rental expenses. During the quarter ended December 31, 2012, we incurred expenses and net losses in the amount of $121,106. By comparison, during the quarter ended December 31, 2011, we incurred expenses and net losses in the amount of $35,198.  During the six months ended December 31, 2012, we incurred expenses and a net loss of $251,511.  By comparison, during the six months ended December 31, 2011, we incurred expenses and a net loss of $85,101

We began the acquisition of our initial portfolio of life settlements on March 15, 2012, when we entered into a Policy Purchase agreement (the “Agreement”) with Universal Settlements International, Inc. (“USI”).  Pursuant to the Agreement, we agreed to purchase all right, title, and interest in a portfolio of four (4) life insurance policies for a total purchase price of $570,000.  The four policies we have agreed to purchase feature death benefits which total $4,500,000.

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

The Agreement originally required us to deposit the full purchase price of $570,000 on or before April 23, 2012 in order to close our purchase of the four life insurance policies.  Under an Amendment to the Agreement dated April 27, 2012, the termination date was extended to May 23, 2012. Under a Further Amendment to the Agreement, the final payment deadline has been extended to November 23, 2012. Most recently, the Agreement was further amended to change the payment deadline to March 29, 2013.

On June 19, 2012, we completed acquisition of the first of the four life settlement policies being purchased under the Agreement.  The face value of the policy purchased is $500,000.  As of December 31, 2012, the carrying value of the policy is $141,975. On December 28, 2012 we complete the acquisition of a second life settlement policy under the Agreement.  The second policy purchased has a face value of $2,000,000. As of December 31, 2012, this policy has a carrying value of $367,069.

Subsequent to the reporting period, on February 5, 2013, we received notice that another of the policies being purchased under the Agreement had matured prior to our completing the acquisition of the policy.  The policy had a face value of $1,000,000.  Under the terms of the Agreement and our most recent extension with USI, the $125,000 purchase price for the policy will be paid from the death benefit.  We and USI will then split the $875,000 in net proceeds equally.

To date, we have completed the purchase of two of the four policies under the Agreement, and a third policy has matured prior to completion of our purchase, as described above.  We must pay $120,000 by March 29, 2013 to complete our purchase the last of the four policies covered by the Agreement.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all four policies being purchased under the Agreement, as of December 31, 2012, are as follows.

Year 1	$113,400
Year 2	256,200
Year 3	256,200
Year 4	222,000
Year 5	54,000
Total estimated premiums	$901,800

Due to the recent maturity of one of the four policies, as discussed above, the total future premium payments on the policies covered by the Agreement are expected to decrease.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets of $103,755, consisting of cash in the amount of $97,755 and a prepaid expense of $6,000.  As of December 31, 2012, we had current liabilities of $21,820, consisting entirely of accounts payable. Thus, we had working capital of $81,935 as of December 31, 2012.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking and raising additional equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $586,528 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012.

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

Crown Alliance Capital Limited

Date:	February 14, 2013

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director