Form 10-Q
period 2013-03-31
Crown Alliance Capital Ltd
filed 2013-04-30
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-169346

Crown Alliance Capital Limited

(Exact name of registrant as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2985 Drew Road, Suite 217

Mississauga, ON L4T OA4, Canada

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 210,703,620 as of April 25, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012 (derived from audited financial information);

F-2	Statements of Operations for the three and nine months ended March 31, 2013 and 2012, and from inception on March 4, 2010 through March 31, 2013 (unaudited);

F-3	Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and from inception on March 4, 2010 through March 31, 2013 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS

Current
Cash	$391,658	$22,830
Prepaid expenses	8,359	-

Total current assets	400,017	22,830

Premiums on life settlement policies - Note 11	59,503	168,189
Investment in life settlement policies - Note 11	561,851	119,176
Property and equipment, net - Note 4	10,923	17,784
Lease deposit	3,616	12,000

Total long term assets	635,893	317,149

Total assets	$1,035,910	$339,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$38,583	$14,913
Accrued interest, related party - Note 7	-	1,923
Notes payable, related party - Note 7	-	45,000
Accrued interest	94	-
Notes payable, - Note 8	13,000	-

Total current liabilities	51,677	61,836

Total liabilities	51,677	61,836

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Notes 7 and 9
450,000,000 shares authorized
210,703,620 shares issued and outstanding (205,446,480 shares as of June 30, 2012)	210,703	205,448
Additional paid-in capital	1,138,457	407,712
Deficit accumulated during the development stage	(364,927)	(335,017)

Total stockholders’ equity	984,233	278,143

Total liabilities and stockholders’ equity	$1,035,910	$339,979

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

					From
					inception
					(March 4,
	Three Months Ended		Nine Months Ended		2010) to
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

Income	$452,923	$-	$452,923	$-	$452,923

Cost of insurance contracts	83,715	-	83,715	-	83,715

Gross Profit	369,208	-	369,208	-	369,208
Expenses

Audit and accounting fees	$5,825	$3,750	$22,111	$16,858	$61,589
Bank charges	214	163	1,256	340	2,840
Consulting fees	5,449	-	32,182	-	44,182
Depreciation	983	221	7,360	295	9,773
Foreign exchange (gain) loss	97	124	(35)	284	161
Legal fees	8,035	5,991	23,752	46,973	116,610
Loss on disposal of property and equipment assets	6,279	-	6,279	-	6,279
Management fees	81,957	51,250	171,957	51,250	268,707
Marketing and promotion	1,511	-	37,013	-	37,013
Mineral Property option costs	-	-	-	4,000	8,000
Mineral property exploration costs	-	-	-	-	2,500
Office expenses	2,658	1,442	5,409	2,460	15,276
Rent	27,569	15,569	58,707	36,328	110,604
Transfer and filing fees	2,915	2,395	20,170	6,620	32,209
Travel	4,020	-	11,580	-	13,163

Operating expenses	(147,512)	(80,905)	(397,741)	(165,408)	(728,906)

Interest expense - Notes 7 & 8	(95)	(801)	(1,377)	(1,399)	(5,229)

Total expenses for the period	(147,607)	(81,706)	(399,118)	(166,807)	(734,135)

Net income (loss)	$221,601	$(81,706)	$(29,910)	$(166,807)	$(364,927)

Loss per share
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding :
Basic	210,703,620	227,762,035	209,040,039	230,100,115
Fully diluted	211,342,33	n/a	n/a	n/a

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPTIAL LTD

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			From
			inception
			(March 4 2010)
	Nine Months Ended		to
	March 31,		March 31,
	2013	2012	2013

Cash Flows Used in Operating Activities
Net loss	$(29,910)	$(166,807)	$(364,927)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense - capital contribution	-	226	902
Interest expense	1,377	1,173	4,327
Depreciation	7,360	295	9,773
Loss on disposal of property and equipment	6,279	-	6,279
Changes in operating assets and liabilities:
Prepaid expenses	(8,359)	(4,500)	(8,359)
Lease deposit	8,384	(12,000)	(3,616)
Accrued interest, related party	(3,205)	-	(3,205)
Accounts payable	15,278	79,847	53,609
Net cash used in operating activities	(2,797)	(101,766)	(305,217)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(409,312)	(38,195)	(696,678)
Recovery of capitalized premiums	83,715	-	83,715
Purchase of property and equipment	(6,778)	(2,649)	(26,975)
Net cash used in investing activities	(332,375)	(40,844)	(639,938)

Cash Flows from Financing Activities
Proceeds from capital stock issued	736,000	200,000	1,263,813
Proceeds from notes payable, related party	-	55,000	105,000
Payments of notes payable, related party	(45,000)	-	(45,000)
Proceeds from notes payable	13,000	-	13,000
Net cash provided by financing activities	704,000	255,000	1,336,813

Increase in cash during the period	368,828	112,390	391,658

Cash, beginning of the period	22,830	5,958	-

Cash, end of the period	$391,658	$118,348	$391,658

Supplemental information

Interest paid in cash	$3,205	$-	$3,205

Taxes paid in cash	$-	$-	$-

Non-cash interest and financing activities
Accounts payable settled in connection with sale of subsidiary	$-	$23,418	$21,718
Accrued interest, related party settled in connection with sale of subsidiary	$-	$1,027	$1,027
Notes payable, related party settled in connection with sale of subsidiary	$-	$60,000	$60,000
Shares cancelled and note payable reissued	$-	$45,000	$45,000

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying March 31, 2013 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s June 30, 2012 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

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

On March 15, 2013, the Board of Directors approved a forward-split of its Common Stock on the basis of five shares of Common Stock for one share of Common Stock held by shareholders of record at the close of business on March 31, 2013.

On March 20, 2013, the Board of Directors approved an increase in the number of authorized common shares of the Company from 90,000,000 to 450,000,000.

All share and per share data has been retroactively adjusted to reflect the effect of the forward-splits.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 2  Nature of Operations and Ability to Continue as a Going Concern - (cont’d)

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement is expected to close on June 28, 2013.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $364,927 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and KRC until KRC was disposed of by sale to the former president on August 31, 2011.  Accordingly, the statements of operations and cash flows presented include the results of KRC from June 4, 2010 to August 31, 2011 and the balance sheets presented at March 31, 2013 and June 30, 2012 are solely that of Crown Alliance Capital Ltd.  All significant inter-company transactions and balances have been eliminated.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at March 31, 2013 or June 30, 2012.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. As of March 31, 2013 and June 30, 2102, common stock equivalents outstanding were 638,710 and 0, respectively.

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

March 31, 2013

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

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (cont’d)

Newly Adopted Accounting Policy

Revenue Recognition

The Company recognizes realized gains (revenue) from life settlement contracts upon one of the two following events:

1)  Receipt of death notice or verified obituary of insured

2)  Sale of policy and filing of change of ownership forms and receipt of payment

The Company recognizes the difference between the death benefits and carrying values of the policy when an insured event has occurred and the Company determines that settlement and ultimate collection of the death benefits is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized.  In an event of a sale of a policy the Company recognizes gain or loss as the difference between the sale price and the carrying value of the policy on the date of the receipt of payment on such sale.

Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 4  Property and equipment

	March 31	June 30,
	2013	2012
Cost
Computer equipment	$3,618	$1,409
Office equipment and furnishings	10,705	6,136
Leasehold improvements	-	12,652

Gross cost	14,323	20,197
Accumulated depreciation	(3,400)	(2,413)

Net book value	$10,923	$17,784

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

August 31, 2011
Identifiable Assets and Liabilities
Amount owed to Kinetic Resources Corp	$ (13,220)
Net liabilities of KRC	(13,220)

Consideration Received
Settlement of accounts payable, promissory notes, and accrued interest	61,027
Assumption of Accounts payable	21,718
Elimination of accumulated losses of KRC	13,220
95,695

Sale of subsidiary- related party	$ 82,745

August 31, 2011

Loss for the period from July 1, 2011 to August 31, 2011

Mineral property option costs	$ 4,000

Subsequently, on November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 73,571,458 and 41,517,872, common shares, respectively, were returned to treasury and cancelled.

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

March 31, 2013

(Unaudited)

Note 6  Financial Instruments - (cont’d)

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

Note 7  Related Party Transactions

On August 31, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”), with the former President of the Company.  Pursuant to the agreement, the former President of the Company assumed $82,745 of accounts payable, related party notes payable and accrued interest. (Note 5)

On October 3, 2011, the Company issued 89,285,750 common shares pursuant to a share subscription agreement at $0.0005 per share for total proceeds of $45,000.  Shares were issued to a company managed by our President.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 7  Related Party Transactions - (cont’d)

On January 26, 2012, the Company repurchased and cancelled 89,285,750 shares of its own stock and as consideration issued a $45,000 promissory note to a company managed by our President.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.  During the nine month period ended March 31, 2013, the Company settled the note in the amount of $48,205 including accrued interest to settlement.  During the nine month period ended March 31, 2013 the Company accrued $1,282 (nine month period ended March 31, 2012 - $nil) of interest expense in respect of this note payable.

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

$180,000 until February 8, 2013;

$200,000 until February 8, 2014;

$255,000 until February 8, 2015;

$255,000 per annum thereafter, - unless renewal terms are renegotiated

The Agreement also allows in addition to the base salary noted above for bonus payments to be made as deemed reasonable at the time by the Board of Directors either as cash, or grants of stock options.  On March 26, 2013, the Board of Directors approved a bonus to the president of $35,000.

As of March 31, 2013, accounts payable and accrued liabilities includes $3,207 (June 30, 2012 - $3,750) in respect of unpaid management fees.  Management fees for the nine month period ended March 31, 2013 includes $171,197 (nine month period to March 31, 2012 -$51,250) pursuant to this agreement.

Note 8  Note Payable

On March 13, 2013, the Company issued a promissory note for $13,000 and received $13,000 in exchange.  The promissory note is unsecured, bears interest at 12% per annum, and is due on or before March 31, 2013.  The Company accrued $94 (nine month period ended March 31, 2012 - $nil) of interest expense in respect of this note payable.  The Company settled the note in full on April 4, 2013, in the amount if $13,094 including accrued interest.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 9  Capital Stock

The authorized common stock of the Company consists of 450,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of March 31, 2013 the Company had 210,703,620 (June 30, 2012 - 205,446,480) common stock and zero (June 30, 2012 - zero) preferred stock outstanding.

a)  Issued

As part of the Company’s non-brokered private placement the Company is offering up to 72,500,000 Stock Units at $0.14 per Unit.  Each Unit consists of one share of common stock of the Company and one warrant.  Each warrant may be exercised at $0.22 into one common stock of the Company for a period of 48 months subsequent to issuance.

Pursuant to this non-brokered private placement the Company issued 650,000 units on August 8, 2012 and 250,000 units on August 28, 2012 for aggregate gross proceeds of $126,000 ($0.14/unit).

On August 29, 2012, the Company issued an additional 607,140 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $85,000.

On September 12, 2012, the Company issued an additional 1,525,000 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $213,500.

On October 16, 2012, the Company issued an additional 475,000 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $66,500.

On November 2, 2012, the Company issued an additional 1,750,000 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $245,000.

b)  Share Purchase Warrants

A summary of changes in share purchase warrants for the nine month period ended March 31, 2013, and the year ended June 30, 2012 is presented below:

	Nine Months Ended		Year Ended
	March 31, 2013		June 30, 2012
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of period	-	$-	-	$-
Issued	900,000	0.22	-	-
Exercised	-	-	-	-

Balance, end of period	900,000	$0.22	-	$-

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 9  Capital Stock - (cont’d)

b)  Share Purchase Warrants - (cont’d)

As at March 31, 2013, share purchase warrants were outstanding for the purchase of common shares as follows:

		Number
Number		Exercisable
of	Exercise	at	Expiry
Shares	Price	March 31, 2013	Date

650,000	$0.22	650,000	August 8, 2016
250,000	$0.22	250,000	August 28, 2016
900,000		900,000

Note 10  Commitment

On March 16, 2013, the Company entered into a lease agreement for a term of two years commencing April 1, 2013.

As of March 31, 2103, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2013	$5,400
Fiscal 2014	22,800
Fiscal 2015	18,000
$46,200

Note 11  Investment in Life Settlement Policies

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

On June 19, 2012, the Company acquired one of the four life settlement policies.  The face value of the policy is $500,000 with a remaining life expectancy of 2.50 years.  As of March 31, 2013, the carrying value of the policy is $144,824.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 11  Investment in Life Settlement Policies - (cont’d)

On December 28, 2012, the Company acquired the second life settlement policy pursuant to the above agreement.  The face value of the policy is for $1,000,000 with a remaining life of 3.75 years.  As of March 31, 2013, the carrying value of the policy is $417,025.

During January 2013, one life settlement policy which the Company had not formally acquired matured upon the death of the insured.  The Company received proceeds equal to one half of the net proceeds less acquisition costs paid by Universal Settlements International Inc. aggregating $452,923.  At Maturity the Company had capitalized into life settlement premiums paid an amount of $83,715 in respect of this policy.

The Company evaluates the carrying value of their investment in life settlement policies on a regular basis and adjusts their total basis in the policies using new or updated information that affects their assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return. The Company recognizes impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. The Company does not believe the life settlement policies to be impaired as of March 31, 2013.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies in force as March 31, 2013, are as follows.

Year 1	$64,050
Year 2	256,200
Year 3	256,200
Year 4	222,000
Year 5	54,000
Total estimated premiums	$852,450

As of March 31, 2013, $59,500 of the policy premiums has been paid on the remaining policy and the premium payments have been capitalized in the financial statements.

On April 27, 2012, the Company amended the original life settlement contract to extend the $570,000 payable due date to May 10, 2012, the contract was further amended on May 23, 2012 to extend the $570,000 payable due date to September 17, 2012, and on September 24, 2012, the contract was amended again to extend the $570,000 payable due date to October 17 2012.  On April 18, 2012 the contract was further amended to extend the contract due date for the remaining amount payable to June 28, 2013.

As of March 31, 2013, the Company has paid a total of $325,000 towards the $445,000 payable and amended the contract to extend the due date for the remaining payable of $120,000 to June 28, 2013.

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

Results of operations for the three and nine months ended March 31, 2013 and 2012, and for the period from March 4, 2010 (date of inception) through March 31, 2013.

During the three months ended March 31, 2013, we earned revenue of $452,923.  The source of this revenue was the maturity of one of our insurance contracts.  Our costs for our insurance contacts during the quarter were $83,715, resulting in gross profit of $369,208.  Our total expenses for the quarter ended March 31, 2013 were $147,607, resulting in net income of $221,601.  The largest components of our expenses were management fees in the amount of $81,957 and rent expense in the amount of $27,569. By comparison, during the three months ended March 31, 2012, we generated no revenues and had total expenses and a net loss of $81,706.

During the nine months ended March 31, 2013, we earned revenue of $452,923.  Our costs for our insurance contacts during the quarter were $83,715, resulting in gross profit of $369,208.  Our total expenses for the nine months ended March 31, 2013 were $399,118, resulting in a net loss for the period of $29,910.  The largest components of our expenses during the nine months ended March 31, 2013 were management fees in the amount of $171,957 and rent expense in the amount of $58,707. By comparison, during the nine months ended March 31, 2012, we generated no revenues and had total expenses and a net loss of $166,807.

From our inception on March 4, 2010 through the quarter ending March 31, 2013, we have generated total revenue of $452,953 and have experienced a net loss since inception of $364,927.

We began the acquisition of our initial portfolio of life settlements on March 15, 2012, when we entered into a Policy Purchase agreement (the “Agreement”) with Universal Settlements International, Inc. (“USI”).  Pursuant to the Agreement, we agreed to purchase all right, title, and interest in a portfolio of four (4) life insurance policies for a total purchase price of $570,000.  The four policies we agreed to purchase featured death benefits which total $4,500,000.

Under the Agreement, we are required to pay all premiums due under each of the acquired policies until they mature. The Agreement originally required us to deposit the full purchase price of $570,000 on or before April 23, 2012 in order to close our purchase of the four life insurance policies.  Under a series of Amendments to the Agreement, the final payment deadline has been extended. Most recently, the Agreement was amended to change the final payment deadline to June 28, 2013.

On June 19, 2012, we completed acquisition of the first of the four life settlement policies being purchased under the Agreement.  The face value of the policy purchased is $500,000.  As of March 31, 2013, the carrying value of the policy is $144,825. On December 28, 2012 we completed the acquisition of a second life settlement policy under the Agreement.  The second policy purchased has a face value of $2,000,000. As of March 31, 2013, this policy has a carrying value of $417,025.

On February 5, 2013, we received notice that another of the policies being purchased under the Agreement had matured prior to our completing the acquisition of the policy.  The policy had a face value of $1,000,000.  Under the terms of the Agreement with USI, as extended, we received proceeds equal to one half of the net proceeds less acquisition costs paid by USI. The gross revenue we received from the maturity of this policy was $452,923.   At maturity, we had $83,715 capitalized into life settlement premiums paid for this policy.

To date, we have completed the purchase of two of the four policies under the Agreement, and a third policy has matured prior to completion of our purchase, as described above.  We must pay $120,000 by June 28, 2013 to complete our purchase the last of the four policies covered by the Agreement.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies being purchased under the Agreement, as of March 31, 2013, are as follows.

Year 1	$64,050
Year 2	256,200
Year 3	256,200
Year 4	222,000
Year 5	54,000
Total estimated premiums	$852,450

Liquidity and Capital Resources

As of March 31, 2013, we had current assets of $400,017, consisting of cash in the amount of $391,658 and prepaid expenses of $8,359.  As of March 31, 2013, we had current liabilities of $51,677, consisting of accounts payable in the amount of $38,583, accrued interest of $94 and notes payable of $13,000. Thus, we had working capital of $348,340 as of March 31, 2013.  Our note payable in the amount of $13,000 was paid in full on April 4, 2013.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking and raising additional equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $364,927 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

Crown Alliance Capital Limited

Date:	April 30, 2013

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director