Form 10-K
period 2013-06-30
Crown Alliance Capital Ltd
filed 2013-10-15
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-169346

Crown Alliance Capital Limited
(Exact name of registrant as specified in its charter)

Nevada	27-2089124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2985 Drew Road Mississauga, ON, Canada	L4T 0A4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (905) 604-8877

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  n/a.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  212,746,848 as of October 7, 2013.

ii

PART I

Item 1. Business

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

Plan of Operations

Our primary objective will be to build a diversified inventory of life insurance policies both through new investment and the re-investment of the proceeds of matured policies. Initial management and administration of our current life settlements portfolio will be provided by Universal Settlements International Inc. (“USI”) under an Administrative Services Agreement.  USI is a Canadian company based in Burlington, Ontario. USI was incorporated in 1997 and has been operating in the life settlements sector for over a decade. USI facilitates the sale of interests in the benefits of U.S. life insurance policies to both institutional and individual purchasers and deals in numerous markets with representation across North America, South America, Central America, Asia and Europe. Further information on USI can be found on USI's website, www.universalsettlements.com.  The shareholders of USI are Jeffrey Panos of Burlington, Ontario and Christopher Halas of Mississauga, Ontario.  The shareholders of USI are also shareholders in Crown Alliance Capital Limited.

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

Sources for New Portfolio Acquisitions

We will use our own network of licensed providers and brokers throughout the United States to purchase policies. Each U.S. state has different licensing requirements and, consequently, we will only transact with providers and brokers who have demonstrated they have met these licensing requirements and show financial reliability.

Process and Procedures for Policy Purchases

Each life settlement will be subject to the due diligence process as described below:

1.

Due Diligence Underlying a Policy Purchase

We will source policies which meet our criteria from Qualified Service Providers (QSP’s). If a policy meets the criteria, we will conduct due diligence to ensure that the policy is valid and meets the necessary standards. Due diligence will include:

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

5.

Change of Ownership

We will review and verify all policy information to ensure accuracy and to verify that there have been no changes, and submit the Absolute Assignment of Ownership and Beneficiary Change forms to the insurance company. Once the executed change forms are received back from the insurance company verifying that we are the owner and beneficiary of the policy, we will disburse funds as directed.

6.

Tracking

Insured persons whose policies have been purchased by us are tracked by qualified personnel in our office and reporting occurs on a regular basis. Tracking includes the following:

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

8.

Claims Management

Whenever there is a maturity, we submit a death claim to the insurance company. This process involves obtaining the death certificate, obtaining necessary claim documents from the insurance company, submitting of completed documentation to the insurance company and following up verbally and in writing with the insurance carrier on the claim status until such time as the death benefit is paid to us. The death benefit check is sent directly to us by the insurance company.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to include this item.  For a discussion of risks related to our business, please refer to our Annual Report on Form 10-K filed September 27, 2012.

Item 2. Properties

We do not own any real property. On March 16, 2013, we entered into a lease agreement for a term of two years for our offices at 2985 Drew Road, Mississauga, Ontario, Canada.  We expect that these offices will be adequate for our needs for the foreseeable future. Our commitment for annual minimum lease payments under our office lease agreement is as follows:

Fiscal 2014	$22,800
Fiscal 2015	$18,000

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

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2013	$0.74	$0.20
March 31, 2013	$0.20	$0.04
December 31, 2012	$0.04	$0.04
September 30, 2012	N/A	N/A

Fiscal Year Ending June 30, 2012
Quarter Ended	High $	Low $
June 30, 2012	N/A	N/A
March 31, 2012	N/A	N/A
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A

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

Holders of Our Common Stock

As of October 7, 2013, we had 212,746,848 shares of our common stock issued and outstanding, held by fifty-six (56) shareholders of record.

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

7.

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

8.

On November 2, 2012, we issued a total of 350,000 shares of common stock to a total of eight subscribers at a price of $0.70 per share, for total subscription proceeds of $245,000. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

9.

On May 15, 2013, we issued 2,000,000 shares of our common stock to a single purchaser for $2,000.  This issuance was made to Caro Capital, LLC and in accord with the terms of a Consulting Agreement with the purchaser.  This was an issuance of shares not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933.

10.

On September 6, 2013, we issued 43,228 shares of common stock to one subscriber at a price of $0.55 per share, for total subscription proceeds of $23,775.56. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D.  All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted any equity compensation plans.

Capital Stock

We have 10,000,000 preferred shares with a par value of $0.001 per share of preferred stock authorized, of which no shares were outstanding as of October 7, 2013.

We have 450,000,000 common shares with a par value of $0.001 per share of common stock authorized, of which 212,746,848 shares were outstanding as of October 7, 2013.

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

Share Purchase Warrants

We currently have warrants to purchase 900,000 shares of common stock at a price of $0.22 per share issued and outstanding.  650,000 of these warrants expire on August 8, 2016, and 250,000 of these warrants expire on August 28, 2016.

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

Results of Operations for the Years Ended June 30, 2013 and 2012 and for the period from March 4, 2010 (date of inception) through June 30, 2013.

During the year ended June 30, 2013, we earned revenue of $452,923.  The source of this revenue was the maturity of one of our insurance contracts.  Our costs for our insurance contacts during the year were $83,715, resulting in gross profit of $369,208.  Our total expenses for the year ended June 30, 2013 were $906,107, resulting in a net loss of $536,899.  The largest components of our expenses were consulting fees in the amount of $413,212, management fees in the amount of $221,957, and rent expense in the amount of $64,991.

The large majority of the consulting fees reported for the year ended June 30, 2013 represents amortized stock-based compensation paid to Caro Capital, LLC.  The 2,000,000 shares of common stock issued to Caro under its Consulting Agreement were valued for accounting purposes at a total of $1,318,000.  Of that total value, $979,497 was deemed a pre-paid expense and $339,503 was booked as an expense for the year ended June 30, 2013. This valuation was based solely on a small sale of shares made by the Company subsequent to the issuance of the consulting shares, and not on any appraisal or other valuation of the shares issued.

By comparison, during the fiscal year ended June 30, 2012, we generated no revenues and had total expenses and a net loss of $259,219. From our inception on March 4, 2010 through the year ending June 30, 2013, we have generated total revenue of $452,953 and have experienced a net loss since inception of $871,916.

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

Under the Agreement, we are required to pay all premiums due under each of the acquired policies until they mature. The Agreement originally required us to deposit the full purchase price of $570,000 on or before April 23, 2012 in order to close our purchase of the four life insurance policies.  Under a series of Amendments to the Agreement, the final payment deadline has been extended. Most recently, the Agreement was amended to change the final payment deadline to October 31, 2013.

On June 19, 2012, we completed acquisition of the first of the four life settlement policies being purchased under the Agreement.  The face value of the policy purchased is $500,000.  As of June 30, 2013, the carrying value of the policy is $153,375. On December 28, 2012 we completed the acquisition of a second life settlement policy under the Agreement.  The second policy purchased has a face value of $2,000,000. As of June 30, 2013, this policy has a carrying value of $462,076.

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

To date, we have completed the purchase of two of the four policies under the Agreement, and a third policy has matured prior to completion of our purchase, as described above.  We must pay $120,000 by October 31, 2013 to complete our purchase the last of the four policies covered by the Agreement.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies being purchased under the Agreement, as of June 30, 2013, are as follows.

Year 1	$256,200
Year 2	256,200
Year 3	222,000
Year 4	54,000
Year 5	54,000
Total estimated premiums	$842,400

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $1,270,669, consisting of cash in the amount of $144,769 and prepaid expenses valued for accounting purposes at $1,125,900.  Prepaid expenses consisted of prepaid consulting fees related to two separate consultants, Caro Capital, LLC ($979,497) and Emerging Markets ($146,403).  These will be amortized over the life of each agreement ranging from six months to one year.

As of June 30, 2013, we had current liabilities of $154,474, consisting of accounts payable in the amount of $59,037, accrued interest payable to a related party of $437 and a note payable to a related party of $95,000. On June 18, 2013, our sole officer and director, Lorraine Fusco, lent us the sum of $95,000 under a Promissory Note.  The Note bears interest at a rate of fourteen percent (14%) per year.  The Note was originally due on or before July 18, 2013.  The Note was subsequently amended to be due and payable upon demand.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking and raising additional equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $871,916 since our inception, and we have no established source of revenue, all of which casts substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  As of June 30, 2013, we believe that our critical accounting policies consist of the following:

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2013 and 2012;
F-3	Statements of Operations for the years ended June 30, 2013 and 2012, and from Inception on March 4, 2010 to June 30, 2013;
F-4	Statement of Stockholders’ Deficit for the years ended June 30, 2013 and 2012, and from Inception on March 4, 2010 to June 30, 2013;
F-6	Statements of Cash Flows for the years ended June 30, 2013 and 2012, and from Inception on March 4, 2010 to June 30, 2013;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crown Alliance Capital Ltd.

We have audited the accompanying balance sheets of Crown Alliance Capital Ltd. (A Development Stage Company) (the “Company”) as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the each of years in the two-year period ended June 30, 2013 and for the period from inception (March 4, 2010) through June 30, 2013. Crown Alliance Capital Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Alliance Capital Ltd. as of June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 and for the period from inception (March 4, 2010) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

October 2, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

(Audited)

	June 30,
	2013	2012
ASSETS

Current
Cash	$144,769	$22,830
Prepaid expenses	1,125,900	-

Total current assets	1,270,669	22,830

Premiums on life settlement policies - Note 11	76,003	168,189
Investment in life settlement policies - Note 11	615,451	119,176
Property and equipment, net - Note 3	9,754	17,784
Lease deposit	3,616	12,000

Total long term assets	704,824	317,149

Total assets	$1,975,493	$339,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$59,037	$14,913
Accrued interest, related party - Note 6	437	1,923
Notes payable, related party - Note 6	95,000	45,000

Total current liabilities	154,474	61,836

Total liabilities	154,474	61,836

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Note 7
450,000,000 shares authorized 212,703,620 shares issued and outstanding (205,446,480 shares as of June 30, 2012)	212,705	205,448
Additional paid-in capital	2,456,455	407,712
Share subscriptions received - Note 8	23,775	-
Deficit accumulated during the development stage	(871,916)	(335,017)

Total stockholders’ equity	1,821,019	278,143

Total liabilities and stockholders’ equity	$1,975,493	$339,979

The following notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Audited)

			From
			inception
			(March 4,
	Years Ended		2010) to
	June 30,		June 30,
	2013	2012	2013

Income	$452,923	$-	$452,923

Cost of insurance contracts	83,715	-	83,715

Gross profit	369,208	-	369,208
Expenses

Audit and accounting fees	$28,436	$22,108	$67,914
Bank charges	2,356	1,054	3,940
Stock-based consulting fees	340,503	-	340,503
Consulting fees	72,709	12,000	84,709
Depreciation	8,529	2,413	10,942
Foreign exchange (gain) loss	51	199	247
Legal fees	48,879	54,448	141,737
Loss on disposal of property and equipment assets	6,279	-	6,279
Management fees	221,957	96,250	318,707
Marketing and promotion	41,580	-	44,080
Mineral Property option costs	-	4,000	8,000
Mineral property exploration costs	-	-	2,500
Office expenses	17,953	3,261	27,820
Rent	64,991	51,897	116,888
Transfer and filing fees	25,085	7,485	37,124
Travel	24,985	1,583	26,568

Operating loss	(535,085)	(256,698)	(866,250)

Interest expense - Notes 7 & 8	(1,814)	(2,521)	(5,666)

Net income (loss)	$(536,899)	$(259,219)	$(871,916)

Loss per share:
Basic	$(0.00)	$(0.01)
Fully diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding :
Basic	209,716,145	230,726,338
Fully diluted	210,320,623	230,726,338

The following notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from inception (March 4, 2010) to June 30, 2013

(Stated in US Dollars)

(Audited)

							Deficit
							Accumulated
					Additional	Share	During the
			(Note 6)		Paid-In	Subscriptions	Exploration
	Preferred Shares		Common Shares		Capital	Received	Stage	Total
	Number	Amount	Number	Amount
Balance, inception (March 4, 2010)	-	$-	-	$-	$-	$-	$-	$-

Capital stock issued to founder for cash:	-	-	178,571,500	178,572	(163,014)	-	-	15,558
Cancel founder shares and investor shares w/o consideration			(115,089,330)	(115,089)	(115,089)		-	-
Capital stock issued for cash, net of commission	-	-	138,392,885	138,393	(126,138)	-	-	12,255
Net loss for the period	-	-	-	-	-	-	(7,077)	(7,077)

Balance, June 30, 2010	-	-	201,875,055	201,876	(174,063)	-	(7,077)	20,736

Accrued interest on related party promissory note	-	-	-	-	676	-	-	676
Net loss for the period	-	-	-	-	-	-	(68,721)	(68,721)

Balance, June 30, 2011	-	-	201,875,055	201,876	(173,387)	-	(75,798)	(47,309)

Sale of Subsidiary	-	-	-	-	61,027	-	-	61,027
Accrued interest on related party promissory note	-	-	-	-	226	-	-	226
Settlement of accounts payable by previous owner	-	-	-	-	23,418	-	-	23,418
Shares issued for cash	-	-	89,285,750	89,286	(44,286)	-	-	45,000
Cancellation of stock issuance for promissory note	-	-	(89,285,750)	(89,286)	44,286	-	-	(45,000)
Shares issued for cash	-	-	3,571,425	3,572	496,428	-	-	500,000
Net loss for the period	-	-	-	-	-	-	(259,219)	(259,219)

Balance, June 30, 2012	-	$-	205,446,480	$205,448	$407,712	$-	$(335,017)	$278,143

The following notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from inception (March 4, 2010) to June 30, 2013

(Stated in US Dollars)

							Deficit
							Accumulated
					Additional	Share	During the
			(Note 6)		Paid-In	Subscriptions	Exploration
	Preferred Shares		Common Shares		Capital	Received	Stage	Total
	Number	Amount	Number	Amount
Balance, June 30, 2012	-	$-	205,446,480	$205,448	$407,712	$-	$(335,017)	$278,143

Shares and units issued for cash	-	-	5,257,140	5257	730,743	-	-	736,000
Shares issued for compensation	-	-	2,000,000	2,000	1,318,000	-	-	1,320,000
Share subscriptions received	-	-	-	-	-	23,775	-	23,775
Net loss for the period	-	-	-	-	-	-	(536,899)	(536,899)

Balance, June 30, 2013	-	$-	212,703,620	$212,705	$2,456,455	$23,775	$(871,916)	$1,821,019

The following notes are an integral part of these financial statements.

CROWN ALLIANCE CAPTIAL LTD

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

			From
			inception
			(March 4 2010)
	Years Ended		to
	June 30,		June 30,
	2013	2012	2013
Cash Flows Used in Operating Activities
Net loss	$(536,899)	$(259,219)	$(871,916)

Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash interest expense - capital contribution	-	226	902
Interest expense	1,814	2,295	4,764
Depreciation	8,529	2,413	10,942
Loss on disposal of property and equipment	6,279	-	6,279
Stock-based compensation	340,503	-	340,503
Changes in operating assets and liabilities:
Prepaid expenses	(146,403)	-	(146,406)
Lease deposit	8,384	(12,000)	(3,616)
Accrued interest, related party	(3,300)	-	(3,300)
Accounts payable	44,124	35,719	82,455
Net cash used in operating activities	(276,969)	(230,566)	(579,390)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(487,804)	(287,365)	(775,169)
Recovery of capitalized premiums	83,715	-	83,715
Purchase of property and equipment	(6,778)	(20,197)	(26,975)
Net cash used in investing activities	(410,867)	(307,562)	(718,429)

Cash Flows from Financing Activities
Proceeds from capital stock issued	736,000	500,000	1,263,813
Share subscriptions received	23,775	-	23,775
Proceeds from notes payable, related party	95,000	55,000	200,000
Payments of notes payable, related party	(45,000)	-	(45,000)
Proceeds from notes payable	13,000	-	13,000
Payments of notes payable	(13,000)	-	(13,000)
Net cash provided by financing activities	809,775	555,000	1,442,588

Increase in cash during the year	121,939	16,872	144,769

Cash, beginning of the year	22,830	5,958	-

Cash, end of the year	$144,769	$22,830	$144,769

Supplemental information

Interest paid in cash	$3,299	$-	$3,299

Taxes paid in cash	$-	$-	$-

Non-cash interest and financing activities
Accounts payable settled in connection with sale of subsidiary	$-	$21,718	$21,718
Prepaid stock-based compensation	$979,497	$-	$979,497
Accrued interest, related party settled in connection with sale of subsidiary	$-	$1,027	$1,027
Notes payable, related party settled in connection with sale of subsidiary	$-	$60,000	$60,000
Shares cancelled and note payable reissued	$-	$45,000	$45,000

The following notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement is expected to close on October 31, 2013.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.

Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has yet to achieve profitable operations, has accumulated losses of $871,916 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These financial statements include the accounts of the Company and KRC until KRC was disposed of by sale to the former president on August 31, 2011.  Accordingly, the statements of operations and cash flows presented include the results of KRC from June 4, 2010 to August 31, 2011 and the balance sheets presented at June 30, 2013 and June 30, 2012 are solely that of Crown Alliance Capital Ltd.  All significant inter-company transactions and balances have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at June 30, 2013 or June 30, 2012.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies - (cont’d)

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings per share consisted of the following:

	June 30,
	2013	2012
Weighted-average common shares outstanding (used in the calculation of basic earnings per share)	209,716,145	230,726,338
Potential dilution from stock options	604,478	-
Weighted-average common and common equivalent shares (used in calculation of diluted earnings per share)	210,320,623	230,726,338
Antidilutive stock options excluded from the calculation of diluted earnings per share	604,478	-

Investments in Insurance Contracts

The Company adopted FASB ASC Topic 325-30 “Investments in Insurance Contracts” and accounts for life settlement contracts using the investment method.  Life settlement contracts will be initially recognized at the transaction price.  Any additional costs, such as premiums paid, will be capitalized.  In accordance with ASC 230, “Statement of Cash Flows”, cash paid towards acquiring and maintaining life settlement policies will be treated as an investing outflow while the receipt of proceeds over the cash invested will be shown as an operating cash flow with return of investment and premiums shown as investing inflows.

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

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

Newly Adopted Accounting Policy

Revenue Recognition

The Company recognizes realized gains (revenue) from life settlement contracts upon one of the two following events:

1)

Receipt of death notice or verified obituary of insured;

2)

Sale of policy and filing of change of ownership forms and receipt of payment.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

Impairment of Long-lived Assets

The carrying value of long-lived assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in the years ended June 30, 2013 and 2012.

Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 3

Property and equipment

	June 30	June 30,
	2013	2012
Cost
Computer equipment	$3,618	$1,409
Office equipment and furnishings	10,705	6,136
Leasehold improvements	-	12,652

Gross cost	14,323	20,197
Accumulated depreciation	(4,569)	(2,413)

Net book value	$9,754	$17,784

As of June 30, 2013 and  2012 depreciation expense was $8,529 and $2,413, respectively.  Additionally, during the year ended June 30, 2013, the Company recognized a loss on the disposal of equipment related to lease hold improvements of $6,279.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

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

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 5

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, prepaid expenses, accounts payable and accrued liabilities in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange, or credit risks arising from these financial instruments.

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

On January 26, 2012, the Company repurchased and cancelled 89,285,750 shares of its own stock and as consideration issued a $45,000 promissory note to a company managed by our President.  The promissory note is unsecured, bears interest at 10% per annum, and is due on or before January 26, 2013.  During the year ended June 30, 2013, the Company settled the note in the amount of $48,205 including accrued interest to settlement.  During the year ended June 30, 2013 the Company accrued $2,404 (year ended June 30, 2012 - $801) of interest expense in respect of this note payable.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

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

$180,000 until February 8, 2013;

$200,000 until February 8, 2014;

$255,000 until February 8, 2015;

$255,000 per annum thereafter, - unless renewal terms are renegotiated

The Agreement also allows in addition to the base salary noted above for bonus payments to be made as deemed reasonable at the time by the Board of Directors either as cash, or grants of stock options.  On March 26, 2013, the Board of Directors approved and paid a bonus to the president of $35,000.

As of June 30, 2013, accounts payable and accrued liabilities includes $3,207 (June 30, 2012 - $3,750) in respect of unpaid management fees.  Management fees for the year ended June 30, 2013 includes $221,957 (nine month period to March 31, 2012 -$96,250) pursuant to this agreement.

On June 18, 2013, the Company issued a promissory note for $95,000 and received $95,000 in exchange.  The promissory note is unsecured, bears interest at 14% per annum, and is due on or before July 18, 2013.  The Company accrued $437 (year ended June 30, 2012 - $nil) of interest expense in respect of this note payable.  The Company has amended the maturity date of the promissory note to an on demand note.

Note 7

Prepaid Expenses

As of June 30, 2013 and 2012, prepaid expenses were $1,125,900 and $0, respectively.  Prepaid expenses consist of prepaid consulting fees related to two separate consultants and will be amortized over the life of each agreement ranging from six months to one year.  Of the total prepaid expenses, $979,497 is attributable to prepaid stock-based compensation.

Note 8

Capital Stock

The authorized common stock of the Company consists of 450,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of June 30, 2013 the Company had 210,703,620 (June 30, 2012 - 205,446,480) common stock and zero (June 30, 2012 - zero) preferred stock outstanding.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 8

Capital Stock - (cont’d)

a)

Issued

On June 1, 2010, the Company issued 178,571,500 common shares to the founder pursuant to share subscription agreement at $0.00087 for total proceeds of $15,558.

On June 1, 2010, the Company issued 138,392,885 common shares pursuant to share subscription agreements at $0.00089 for total proceeds of $12,255.

On October 3, 2011, the Company issued 89,285,750 common shares pursuant to a share subscription agreement at $0.045 per share for total proceeds of $45,000.

On November 11, 2011, the former President of the Company and several shareholders entered into a stock cancellation agreement with the Company whereby 73,571,460 and 41,517,870, common shares respectively, were returned to treasury and cancelled.

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

On January 26, 2012, the Company repurchased and cancelled 89,285,750 common shares of its own stock and in consideration issued a $45,000 promissory note (Note 6).

On March 7, 2012, the Company issued 1,428,570 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $200,000.

On May 15, 2012, the Company issued 2,142,855 common shares pursuant to subscription agreements at $0.70 per share for total share proceeds of $300,000.

In August 2012 the Company initiated a non-brokered private placement whereby the Company is offering up to 72,500,000 Stock Units at $0.14 per Unit.  Each Unit consists of one share of common stock of the Company and one warrant.  Each warrant may be exercised at $0.22 into one common stock of the Company for a period of 48 months subsequent to issuance.

Pursuant to this non-brokered private placement the Company issued 650,000 units on August 8, 2012 and 250,000 units on August 28, 2012 for aggregate gross proceeds of $126,000.

On August 29, 2012, the Company issued 607,140 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $85,000.

On September 12, 2012, the Company issued 1,525,000 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $213,500.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 8

Capital Stock - (cont’d)

On October 16, 2012, the Company issued 475,000 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $66,500.

On November 2, 2012, the Company issued 1,750,000 common shares pursuant to subscription agreements at $0.14 per share for total share proceeds of $245,000.

On May 14, 2013, the Company issued 2,000,000 common shares at $0.01 in accord with a share subscription required pursuant to a consultancy agreement for total proceeds of $2,000. Accounting rules require the shares to be recorded at their fair market valued of $1,320,000 ($0.66/share) as of the agreement date of which $979,497 is included in prepaid expenses.

b)

Share Purchase Warrants

A summary of changes in share purchase warrants for the years ended June 30, 2013 and 2012 is presented below:

	Year Ended June 30,
	2013		2012
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of period	-	$-	-	$-
Issued	900,000	0.22	-	-
Exercised	-	-	-	-

Balance, end of period	900,000	$0.22	-	$-

As at June 30, 2013, share purchase warrants were outstanding for the purchase of common shares as follows:

		Number
Number		Exercisable
of	Exercise	at	Expiry
Shares	Price	June 30, 2013	Date

650,000	$0.22	650,000	August 8, 2016
250,000	$0.22	250,000	August 28, 2016
900,000		900,000

Note 9

Share subscriptions received

On May 31, 2013 the Company received $23,775 pursuant to a share subscription agreement to acquire 43,228 common shares at $0.55 per share.  The Company received Cdn$25,000 as subscription proceeds.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 10

Income Taxes

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended June 30,
	2013	2012
Net loss before taxes	$(536,899)	$(259,219)
Income tax expense charged to loss before taxes	$-	$-

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

	Year Ended June 30,
	2013	2012
Expected tax expense (recovery)	$(197,915)	$(90,726)
Management fees	-	1,313
Depreciation	2,715	574
Meals & Entertainment	1,896	18
Mining costs	-	1,400
Share-based payments	112,176	-
Loss on sale of equipment	2,198	-
Change in valuation allowance	78,930	87,421
	$-	$-

At June 30, 2013 and 2012, the Company had available a net-operating loss carry-forward for Federal tax purposes of approximately $516,200 and $319,255, respectively, which may be applied against future taxable income, if any, at various times through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry-forwards.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.  No interest and penalties related to uncertain tax positions were accrued at June 30, 2013 and 2012.

The tax years 2013, 2012, 2011 and 2010 remain open to examination by the major taxing jurisdictions in which the Company operates.  The Company expects no material changes to unrecognized tax positions within the next twelve months.

Note 11

Commitments

On March 16, 2013, the Company entered into a lease agreement for a term of two years commencing April 1, 2013.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 11

Commitments - (cont’d)

As of June 30, 2013, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2014	$22,800
Fiscal 2015	18,000
$40,800

On May 14, 2013, the Company entered into a Consultancy agreement with Cara Capital LLC. (“Caro”) which expires on November 14, 2013.  Pursuant to the agreement the Company receive consultancy services with respect to investor relations, sourcing financing and introducing the Company to investment managers and analysts.  As compensation for services rendered the Company will issue Caro 2,000,000 common shares with a fair value of $1,320,000 for proceeds of $2,000 which is being amortised over the period of the Contract.  Additionally, the Company will also pay a monthly retainer of $2,000 during the term of the agreement.  The contract can be terminated by either party upon delivery of 30 days written notice of termination.

Note 12

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

On June 19, 2012, the Company acquired one of the four life settlement policies.  The face value of the policy is $500,000 with a remaining life expectancy of 2.50 years.  As of June 30, 2013, the carrying value of the policy is $153,375.

On December 28, 2012, the Company acquired the second life settlement policy pursuant to the above agreement.  The face value of the policy is for $2,000,000 with a remaining life of 3.75 years.  As of June 30, 2013, the carrying value of the policy is $462,076.

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

The Company evaluates the carrying value of their investment in life settlement policies on a regular basis and adjusts their total basis in the policies using new or updated information that

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 12

Investment in Life Settlement Policies - (cont’d)

affects their assumptions about remaining life expectancy, credit worthiness of the policy issuer, funds needed to maintain the asset until maturity, discount rates and potential return.

The Company recognizes impairment on individual policies if the expected undiscounted cash flows are less than the carrying amount of the investment, plus anticipated undiscounted future premiums and capitalizable direct external costs, if any. Impairment of policies is generally caused by the insured significantly exceeding the estimate of the original life expectancy, which causes the original policy costs and projected future premiums to exceed the estimated maturity value. The Company does not believe the life settlement policies to be impaired as of June 30, 2013.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies in force as June 30, 2013, are as follows.

Year 1	$256,200
Year 2	256,200
Year 3	222,000
Year 4	54,000
Year 5	54,000
Total estimated premiums	$842,400

As of June 30, 2013, $76,003 of the policy premiums has been paid on the remaining policy and the premium payments have been capitalized in the financial statements.

On April 27, 2012, the Company amended the original life settlement contract to extend the $570,000 payable due date to May 10, 2012, the contract was further amended on May 23, 2012 to extend the $570,000 payable due date to September 17, 2012, and on September 24, 2012, the contract was amended again to extend the $570,000 payable due date to October 17 2012.  On April 18, 2012 the contract was further amended to extend the contract due date for the remaining amount payable to June 28, 2013.  On July 18, 2013, the contract was amended to extend the contract due date to September 30, 2013.  The contract was further amended on September 30, 2013 to extend the remaining amount payable to October 31, 2013.

As of June 30, 2013, the Company has paid a total of $325,000 towards the $445,000 payable and amended the contract to extend the due date for the remaining payable of $120,000 to October 31, 2013.

Note 13

Subsequent Events

On July 18, 2013, the Company amended the terms of the $95,000 promissory note to amend the principle maturity date of July 18, 2013 to due on demand.

On September 6, 2013, we issued 43,228 shares of common stock in satisfaction of $23,775 of subscriptions payable.

CROWN ALLIANCE CAPITAL LTD

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2013

(Stated in US Dollars)

Note 13

Subsequent Events - (cont’d)

On September 30, 2013, the Company amended the original life settlement contract to extend the remaining $120,000 payable due date to October 31, 2013.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of October 7, 2013.

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

Code of Ethics

As of June 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, the objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officer to the extent feasible within the financial constraints faced by our developing business.

On February 8, 2012, we entered into an Employment Agreement with our sole officer and director, Lorraine Fusco.  Under Agreement, Ms. Fusco is required to devote her full time and effort to serving as our President and CEO in exchange for a signing bonus and annual salary.  The term of the agreement is three years, subject to renewal.  Ms. Fusco received a $25,000 signing bonus and an initial annual salary of $180,000 per year, payable in semi-monthly installments.  Her salary is scheduled to increase under the agreement as follows:

•

February 8, 2013 - $200,000 per year

•

February 8, 2014 - $225,000 per year

•

Renewal Terms - as further agreed in writing by the Company and the Executive or, if no further agreement is made, $225,000 per year.

The Agreement also allows in addition to the base salary noted above for bonus payments to be made as deemed reasonable at the time by the Board of Directors either as cash, or grants of stock options.  On March 26, 2013, the Board of Directors approved and paid a bonus to the president of $35,000.  This bonus was paid in recognition of the first revenues generated by our life settlement business.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lorraine Fusco, CEO, CFO, President, Secretary-Treasurer	2013 2012	186,957 67,500	35,000 25,000	- 0	- 0	- 0	- 0	- 0	221,957 92,500

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended June 30, 2013, our sole officer and director, Lorraine Fusco, earned a total of $221,957.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 7, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(1)	Percent of class
Common	Lorraine Fusco 72 Thomson Creek Blvd. Woodbridge, ON L4H 1B7	30,000,010	14.10%
	All Officers and Directors as a Group (one person)	30,000,010	14.10%

	Other 5% owners
	Clement Chin 111 Buchanan Dr. Markham, ON L3R 9N8	15,000,005	7.05%
	Michael Del Duca 65 Gregory Scott Dr. Woodbridge, ON L4H 1K7	15,000,005	7.05%
	Walter Fusco 72 Thomson Creek Blvd Woodbridge, ON L4H 1B7	15,750,005	7.40%

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

3.

On June 18, 2013, our sole officer and director, Lorraine Fusco, lent us the sum of $95,000 under a Promissory Note.  The Note bears interest at a rate of fourteen percent (14%) per year.  The Note was originally due on or before July 18, 2013.  The Note was subsequently amended to be due and payable upon demand.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Fees	Audit-Related Fees	Tax Fees	Other Fees
2013	$16,000	$0	$850	$0
2012	$12,500	$0	$1,700	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)

Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (3)
3.2	Certificate of Change filed March 31, 2013
3.3	Bylaws(3)
10.1	Promissory Note dated June 18, 2013
10.2	Extension to Promissory Note dated June 18, 2013
10.3	Employment Agreement with Lorraine Fusco(1)
10.4	Policy Purchase Agreement as Amended April 27, 2012(2)
10.5	Further Amendment to Policy Purchase Agreement
10.6	Consulting Agreement with Caro Capital, LLC(4)
10.7	Occupancy Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Quarterly Report on Form 10-Q filed February 14, 2012
(2)	Incorporated by reference to Quarterly Report on Form 10-Q filed May 9, 2012
(3)	Incorporated by reference to Registration Statement on Form S-1 filed on September 13, 2012
(4)	Incorporated by reference to Current Report on Form 8-K filed May 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN ALLIANCE CAPITAL LIMITED

By:	/s/ Lorraine Fusco
Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	October 11, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Lorraine Fusco
Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director
Date:	October 11, 2013