Form 10-Q
period 2013-09-30
Crown Alliance Capital Ltd
filed 2013-11-14
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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

(905) 604-8877
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 212,746,848 as of November 11, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013 (unaudited);

F-2	Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited);

F-3	Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

CROWN ALLIANCE CAPITAL LTD

(formerly Kinetic Resources Corp).

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	September 30,	June 30,
	2013	2013
ASSETS
Current
Cash	$33,494	$144,769
Prepaid expenses - Note 7	416,700	1,125,900

Total current assets	450,194	1,270,669

Premiums on life settlement policies - Note 11	92,503	76,003
Investment in life settlement policies - Note 11	669,001	615,451
Property and equipment, net - Note 4	8,678	9,754
Lease deposit	3,616	3,616

Total long term assets	773,798	704,824

Total assets	$1,223,992	$1,975,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable	$153,595	$59,037
Accrued interest, related party - Note 6	1,989	437
Notes payable, related party - Note 6	85,000	95,000

Total current liabilities	240,584	154,474

Total liabilities	240,584	154,474

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Note 8
450,000,000 shares authorized
212,746,848 shares issued and outstanding (212,703,620 shares as of June 30, 2013)	212,748	212,705
Additional paid-in capital	2,480,187	2,456,455
Share subscriptions received	-	23,775
Deficit accumulated during the development stage	(1,709,527)	(871,916)

Total stockholders’ equity	983,408	1,821,019

Total liabilities and stockholders’ equity	$1,223,992	$1,975,493

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012

Income	$-	$-
Cost of insurance contracts	-	-
Gross profit	-	-

Expenses

Audit and accounting fees	$11,246	$10,710
Bank charges	282	528
Stock-based consulting fees	662,600	-
Consulting fees	52,600	8,435
Depreciation	1,076	3,040
Foreign exchange (gain) loss	(148)	172
Legal fees	31,723	9,041
Management fees	50,000	45,000
Marketing and promotion	6,677	17,850
Office expenses	1,873	789
Rent	5,969	15,569
Transfer and filing fees	-	15,670
Travel	10,594	2,467

Operating loss	834,492	129,271

Interest expense - Note 6	(3,119)	(1,134)

Net income (loss)	$(837,611)	$(130,405)

Loss per share: - Basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding	212,714,897	206,474,507

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPTIAL LTD

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Cash Flows Used in Operating Activities
Net loss	$(837,611)	$(130,405)

Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense	3,119	-
Depreciation	1,076	3,040
Stock-based compensation	662,600	-
Changes in operating assets and liabilities:
Prepaid expenses	46,600	(1,500)
Accrued interest - related party	(1,567)	1,134
Accounts payable	57,358	19,179
Net cash used in operating activities	(68,425)	(108,552)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(32,850)	(187,599)
Purchase of property and equipment	-	(4,569)
Net cash used in investing activities	(32,850)	(192,168)

Cash Flows from Financing Activities
Proceeds from capital stock issued	-	424,500
Share subscriptions received		59,500
Payments of notes payable, related party	(10,000)	-
Net cash provided by financing activities	(10,000)	484,000

Increase in cash during the period	(111,275)	183,280

Cash, beginning of the period	144,769	22,830

Cash, end of the period	$33,494	$206,110

See Note 11 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying September 30, 2013 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s June 30, 2013 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

Note 2

Nature of Operations

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

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 2

Nature of Operations - (cont’d)

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement is closed on October 31, 2013.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at September 30, 2013 or June 30, 2013.

Exiting Development Stage

The Company was in the development stage through June 30, 2013.  In October 2013, the Company acquired the remaining life policy in the contract entered into on March 15, 2012 and secured funding to purchase additional policies.  As of July 2013, the Company became fully operational and as such was no longer considered a development stage company.  During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $871,916.

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

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (cont’d)

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

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 4

Property and equipment

	September 30,	June 30,
	2013	2013
Cost
Computer equipment	$3,618	$3,618
Office equipment and furnishings	10,705	10,705
Leasehold improvements	-	-

Gross cost	14,323	14,323
Accumulated depreciation	(5,645)	(4,569)

Net book value	$8,678	$9,754

As of September 30, 2013 and 2012, depreciation expense was $1,076 and $3,040, respectively.

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

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 5

Financial Instruments - (cont’d)

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

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 6

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

As of September 30, 2013, accounts payable and accrued liabilities includes $33,342 (June 30, 2013 - $3,207) in respect of unpaid management fees.  Management fees for the three month period ended September 30, 2013 includes $50,000 (three month period to September 30, 2012 -$45,000) pursuant to this agreement.

On June 18, 2013, the Company issued a promissory note for $95,000 and received $95,000 in exchange.  The promissory note is unsecured, bears interest at 14% per annum, and was due on or before July 18, 2013.  On July 18, 2013 the terms of the note were amended to due upon demand.  The Company accrued $3,556 (three month period ended September 30, 2012 - $nil) of interest expense in respect of this note payable. The Company repaid $10,000 of the principal and  has also paid $1,567 of the interest due.  At September 30, 2013 accrued interest of $1,988 (June 30, 2013 - $437) was recorded.

Note 7

Prepaid Expenses

As of September 30, 2013, prepaid expenses were $416,700 (June 30, 2013 - $1,125,900)  Prepaid expenses consist of prepaid consulting fees related to two separate consultants and will be amortized over the life of each agreement ranging from six months to one year.  Of the total prepaid expenses, at September 30, 2013 $316,897 (June 30, 2013 - $979,497) is attributable to prepaid stock-based compensation.

Note 8

Capital Stock

The authorized common stock of the Company consists of 450,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2013 the Company had 210,746,848 (June 30, 2013 - 210,703,620) common stock and zero (June 30, 2013 - zero) preferred stock outstanding.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 8

Capital Stock - (cont’d)

a)

Issued

On May 31, 2013 the Company received $23,775 pursuant to a share subscription agreement to acquire 43,228 common shares at $0.55 per share.  The Company received Cdn$25,000 as subscription proceeds.  On September 6, 2013 the stock was issued.

b)

Share Purchase Warrants

A summary of changes in share purchase warrants for the three month ended September 30, 2013 and the year ended June 30, 2013 is presented below:

	Three Months Ended		Year Ended
	September 30, 2013		June 30, 2013
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of period	900,000	$0.22	-	$-
Issued	-	-	900,000	0.22
Exercised	-	-	-	-

Balance, end of period	900,000	$0.22	900,000	$0.22

As at September 30, 2013, share purchase warrants were outstanding for the purchase of common shares as follows:

		Number
Number		Exercisable
of	Exercise	at	Expiry
Shares	Price	September 30, 2013	Date

650,000	$0.22	650,000	August 8, 2016
250,000	$0.22	250,000	August 28, 2016
900,000		900,000

Note 9

Commitments

On March 16, 2013, the Company entered into a lease agreement for a term of two years commencing April 1, 2013.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 9

Commitments - (cont’d)

As of September 30, 2013, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2014	$17,400
Fiscal 2015	18,000
$35,400

On May 14, 2013, the Company entered into a Consultancy agreement with Caro Capital LLC. (“Caro”) which expires on November 14, 2013.  Pursuant to the agreement the Company receive consultancy services with respect to investor relations, sourcing financing and introducing the Company to investment managers and analysts.  As compensation for services rendered the Company will issue Caro 2,000,000 common shares with a fair value of $1,320,000 for proceeds of $2,000 which is being amortized over the period of the Contract.  Additionally, the Company will also pay a monthly retainer of $2,000 during the term of the agreement.  The contract can be terminated by either party upon delivery of 30 days written notice of termination.

Note 10

Investment in Life Settlement Policies

On March 15, 2012, the Company entered into its first contract to acquire four life settlement policies for the aggregate sum of $570,000, payable on or before April 23, 2012.  Pursuant to the agreement the Company is responsible for all premiums payable pursuant to the terms of the policies and are entitled to 50% of the death benefits of those policies not formally closed pursuant to the terms of the agreement.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. The Company has elected to use the investment method and refer to the recorded amount as the carrying value of the policies.

On June 19, 2012, the Company acquired one of the four life settlement policies.  The face value of the policy is $500,000 with a remaining life expectancy of 2.50 years.  As of September 30, 2013, the carrying value of the policy is $161,925  (June 30, 2013 - $153,375).

On December 28, 2012, the Company acquired the second life settlement policy pursuant to the above agreement.  The face value of the policy is for $2,000,000 with a remaining life of 3.75 years.  As of September 30, 2013, the carrying value of the policy is $507,076  (June 30, 2013 - $462,076)

Note 10

Investment in Life Settlement Policies - (cont’d)

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

The Company does not believe the life settlement policies to be impaired as of September 30, 2013.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies in force as September 30, 2013, are as follows.

Year 1	$280,200
Year 2	280,200
Year 3	280,200
Year 4	205,200
Year 5	63,550
Total estimated premiums	$1,109,350

As of September 30, 2013 $92,503 (June 30, 2013, $76,003) of the policy premiums has been paid on the remaining policy and the premium payments have been capitalized in the financial statements.

Note 10

Investment in Life Settlement Policies - (cont’d)

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

As of September 30, 2013, the Company has paid a total of $325,000 towards the $445,000 payable.  The balance of the amount payable $120,000 was paid on October 31, 2013.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 11

Supplemental cash flow information

	Three Months Ended
	September 30,
	2013	2012
Supplemental information:
Interest paid in cash	$1,567	$-
Taxes paid in cash	$-	$-

Non-cash interest and financing activities:
Prepaid stock-based compensation	$(662,600)	$-
Accrued policy premiums	$(37,200)	$-
Settlement of share subscriptions received	$(23,775)	$-

Note 12

Subsequent Events

Subsequent to the period end the Company:

i)

On October 31, 2013 paid $120,000 to acquire the remaining life policy in the contract entered into on March 15, 2012.

ii)

On October 31, 2103, the Company issued three promissory notes in aggregate for $1,500,000 and received $1,500,000 cash in exchange.  Each note bears interest at 15% per annum and is secured by a life policy with a value of $2,000,000.  The notes are due upon the maturity of the security or March 30, 2017, whichever is earlier.

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

Results of operations for the three months ended September 30, 2013 and 2012.

During the three months ended September 30, 2013, we did not earn any revenue.  Our total expenses and net loss for the quarter ended September 30, 2013 were $837,611.  The largest components of our expenses were stock based consulting fees in the amount of $662,600. By comparison, during the three months ended September 30, 2012, we generated no revenues and had total expenses and a net loss of $130,405.

The stock based consulting fees reported for the quarter ended June 30, 2013 represent amortized stock-based compensation paid to Caro Capital, LLC.  The 2,000,000 shares of common stock issued to Caro under its Consulting Agreement were valued for accounting purposes at a total of $1,318,000.  This valuation was based solely on a small sale of shares made by the Company subsequent to the issuance of the consulting shares, and not on any appraisal or other valuation of the shares issued. Of that total value, $338,503 was booked as an expense for the year ended June 30, 2013 and $662,600 was booked as an expense for the three months ended September 30, 2013.  As of September 30, 2013, the remaining $316,897 in accounting valuation is being carried as a pre-paid expense.

We began the acquisition of our initial portfolio of life settlements on March 15, 2012, when we entered into a Policy Purchase agreement (the “Agreement”) with Universal Settlements International, Inc. (“USI”).  Pursuant to the Agreement, we agreed to purchase all right, title, and interest in a portfolio of four (4) life insurance policies for a total purchase price of $570,000.  On October 31, 2013, we completed the purchase of the last of the four policies we agreed to purchase under the Agreement with USI. We have previously completed the purchase of two of the four policies under the Agreement with USI. A third policy previously matured prior to completion of our purchase and we received payment of a portion of the total proceeds under that policy. Our final payment to USI in the amount of $120,000, made October 31, 2013, completed our purchase of the last of the four policies covered by the Agreement with USI.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies purchased under the Agreement, as of June 30, 2013, are as follows.

Year 1	$294,700
Year 2	309,200
Year 3	309,200
Year 4	309,200
Year 5	92,550
Total estimated premiums	$1,239,850

Subsequent to the reporting period, on November 11, 2013, we purchased an additional life insurance policy from USI under a Policy Purchase Agreement.  The policy has a face value of $1,000,000 and was purchased for a price of $57,250.

Our portfolio of life insurance policies now consists of a total of four (4) policies with a total face value of $4,500,000.  As discussed in Liquidity and Capital Resources, below, one of those policies with a face value of $2,000,000 is being used as collateral for a secured financing recently closed.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets of $450,194, consisting of cash in the amount of $33,494 and prepaid expenses of $416,700.  Prepaid expenses consisted of prepaid consulting fees related to two separate consultants, Caro Capital, LLC ($316,897) and Emerging Markets ($99,803).  These will be amortized over the life of each agreement ranging from six months to one year.

As of September 30, 2013, we had current liabilities of $240,584, consisting of accounts payable in the amount of $153,595, accrued interest payable to a related party of $1,989 and a note payable to a related party of $85,000. On June 18, 2013, our sole officer and director, Lorraine Fusco, lent us the sum of $95,000 under a Promissory Note.  The Note bears interest at a rate of fourteen percent (14%) per year.  The Note was originally due on or before July 18, 2013.  The Note was subsequently amended to be due and payable upon demand.  The Company repaid $10,000 of the principal and has also paid $1,567 of interest due.

Subsequent to the reporting period, on October 31, 2013, we closed a secured debt financing with the receipt of funding the amount of $1,500,000. A total of three (3) investors lent us a total of $1,500,000 under three individual Promissory Notes and Security Agreements (the “Notes”) each signed and dated October 24, 2013. The Notes bear interest at an annual rate of fifteen percent (15%), with monthly payments of accrued interest due to the note holders on the last day of each month beginning November 30, 2013. The notes are secured by our interest in a life insurance policy having a face value of $2,000,000. The Notes are due and payable in full upon the maturity of the life insurance policy pledged as collateral, but no later than March 30, 2017.

We will require substantial additional funding in order to continue the development of our business of acquiring a portfolio of life settlement policies. Although we are currently seeking and raising additional equity funding, we have no firm arrangements for financing and can provide no assurance that such funding will be received in an amount sufficient to pursue our planned line of business.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Policy Purchase Agreement dated November 11, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Alliance Capital Limited

Date:	November 14, 2013

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director