Form 10-Q
period 2013-12-31
Crown Alliance Capital Ltd
filed 2014-02-14
CIK 1487439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 195,746,848 as of February 11, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013 (unaudited);

F-2	Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited);

F-3	Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited);

F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

CROWN ALLIANCE CAPITAL LTD

FINANCIAL STATEMENTS

December 31, 2013

(Stated in US Dollars)

CROWN ALLIANCE CAPITAL LTD

BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	December 31,	June 30,
	2013	2013
ASSETS
Current
Cash	$1,006,394	$144,769
Prepaid expenses - Note 4	67,005	1,125,900

Total current assets	1,073,399	1,270,669

Premiums on life settlement policies - Note 11	-	76,003
Investment in life settlement policies - Note 11	1,009,763	615,451
Property and equipment, net - Note 5	7,602	9,754
Lease deposit	3,616	3,616

Total long -term assets	1,020,981	704,824

Total assets	$2,094,380	$1,975,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$104,230	$59,037
Accrued interest , related party - Note 7	4,989	437
Notes payable, related party - Note 7	85,000	95,000

Total current liabilities	194,219	154,474

Notes payable - Note 8	1,500,000	-

Total liabilities	1,694,219	154,474

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - Note 9
450,000,000 shares authorized
195,746,848 shares issued and outstanding (212,703,620 shares as of June 30, 2013)	195,748	212,705
Additional paid-in capital	1,177,187	2,456,455
Share subscriptions received	-	23,775
Accumulated Deficit	(972,774)	(871,916)

Total stockholders’ equity	400,161	1,821,019

Total liabilities and stockholders’ equity	$2,094,380	$1,975,493

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD

INTERIM STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Income	$-	$-	$-	$-
Cost of insurance contracts	-	-	-	-

Gross profit	-	-	-	-

Expenses

Audit and accounting fees	9,696	5,576	20,942	16,286
Bank charges	661	514	943	1,042
Stock-based consulting fees - Note 9	(1,003,103)	-	(340,503)	-
Consulting fees	66,047	18,298	118,647	26,733
Depreciation	1,076	3,337	2,152	6,377
Foreign exchange (gain) loss	1,063	(304)	915	(132)
Legal fees	16,078	6,676	47,801	15,717
Management fees	50,000	45,000	100,000	90,000
Marketing and promotion	60,000	17,652	66,677	35,502
Office expenses	2,248	1,962	4,121	2,751
Rent	5,913	15,569	11,882	31,138
Transfer and filing fees	3,575	1,585	3,575	17,255
Travel	9,493	5,093	20,087	7,560

Operating income (loss) before interest expense	777,253	(120,958)	(57,239)	(250,229)

Interest expense - Notes 7 & 8	(40,500)	(148)	(43,619)	(1,282)

Net income (loss)	$736,753	$(121,106)	$(100,858)	$(251,511)

Basic earnings (loss) per share
- basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
- basic and diluted	209,420,761	209,993,294	211,067,829	208,233,900

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPTIAL LTD

INTERIM STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

	Six Months Ended
	December 31
	2013	2012

Cash Flows Used in Operating Activities
Net loss	$(100,858)	$(251,511)

Adjustments to reconcile net loss to net cash used by operating activities:
Interest expense	6,119	1,282
Depreciation	2,152	6,377
Stock-based compensation	(1,003,103)	-
Changes in operating assets and liabilities:
Prepaid expenses	741,998	(6,000)
Accrued interest, related party	(1,567)	(3,205)
Accounts payable	45,193	6,907
Net cash used in operating activities	(310,066)	(246,150)

Cash Flows from Investing Activities
Purchases of life settlement policies and capitalized premiums	(318,309)	(359,397)
Purchase of property and equipment	-	(6,778)
Net cash used in investing activities	(318,309)	(366,175)

Cash Flows from Financing Activities
Proceeds from capital stock issued	-	736,000
Due to (from) related party	-	(3,750)
Payments of notes payable, related party	(10,000)	(45,000)
Proceeds from notes payable	1,500,000	-
Net cash provided by financing activities	1,490,000	687,250

Increase (decrease) in cash during the period	861,625	74,925

Cash, beginning of the period	144,769	22,830

Cash, end of the period	$1,006,394	$97,755

Supplemental cash flow information - Note 12

The accompanying notes are an integral part of these financial statements.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying December 31, 2013 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These interim financial statements should be read in conjunction with the Company’s June 30, 2013 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2014.

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

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 2

Nature of Operations - (cont’d)

On March 15, 2012, the Company entered into its first contract to acquire life settlement policies.  The agreement closed on October 31, 2013.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held at December 31, 2013 or June 30, 2013.

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

Note 4

Prepaid Expenses

As of December 31, 2013, prepaid expenses were $67,005 (June 30, 2013 - $1,125,900).  Prepaid expenses consist prepaid management fees of $4,694 (June 30, 2013 $nil); advance premiums paid on life policies of $9,108 (June 30, 2013 - $nil) and consulting fees related to a consultant which will be amortized over the life the agreement of $53,203 (June 30, 2013 - two consulting agreements aggregating $1,125,900).  Of the total prepaid expenses, at December 31, 2013, $nil (June 30, 2013 - $979,497) is attributable to prepaid stock-based compensation.

Note 5

Property and equipment

	December 31,	June 30,
	2013	2013
Cost
Computer equipment	$3,618	$3,618
Office equipment and furnishings	10,705	10,705
Leasehold improvements	-	-

Gross cost	14,323	14,323
Accumulated depreciation	(6,721)	(4,569)

Net book value	$7,602	$9,754

As of December 31 and 2012, depreciation expense was $2,152 and $6,377, respectively.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Note 7

Related Party Transactions

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

As of December 31, 2013, accounts payable and accrued liabilities includes $nil (June 30, 2013 - $3,207) in respect of unpaid management fees and prepaid expenses includes $4,694 (June 30, 2013 - $nil) in respect of management fees.  Management fees for the six month period ended December 31, 2013 includes $100,000 (six month period to December 31, 2012 - $90,000) pursuant to this agreement.

On June 18, 2013, the Company issued a promissory note for $95,000 and received $95,000 in exchange.  The promissory note is unsecured, bears interest at 14% per annum, and was due on or before July 18, 2013.  On July 18, 2013 the terms of the note were amended to due upon demand.  The Company accrued $6,556 (six month period ended December 31, 2012 - $nil) of interest expense in respect of this note payable, The Company repaid $10,000 of the principal and has also paid $1,567 of the interest due.  At December 31, 2013 accrued interest of $4,989 (June 30, 2013 - $437) was recorded.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 8

Notes payable

	December 31,	June 30,
	2013	2013

Note 1	$200,000	$-
Note 2	300,000	-
Note 3	1,000,000	-

	$1,500,000	$-

Note 1

On October 31, 2013, the Company issued a promissory note for $200,000 and received $200,000 cash in exchange.  The note bears interest at 15% per annum, which is payable in monthly instalments and is secured by a life policy with a value of $2,000,000.  The note becomes due upon the maturity of the security or March 30, 2017, whichever is earlier.  During the six month period ended December 31, 2013 the Company paid interest of $5,000 (six months ended December 31, 2013 - $nil).

Note 2

On October 31, 2013, the Company issued a promissory note for $300,000 and received $300,000 cash in exchange.  The note bears interest at 15% per annum, which is payable in monthly instalments and is secured by a life policy with a value of $2,000,000.  The note becomes due upon the maturity of the security or March 30, 2017, whichever is earlier.  During the six month period ended December 31, 2013 the Company paid interest of $7,500 (six months ended December 31, 2013 - $nil).

Note 3

On October 31, 2013, the Company issued a promissory note for $1,000,000 and received $1,000,000 cash in exchange.  The note bears interest at 15% per annum, which is payable in monthly instalments and is secured by a life policy with a value of $2,000,000.  The note becomes due upon the maturity of the security or March 30, 2017, whichever is earlier.  During the six month period ended December 31, 2013 the Company paid interest of $25,000 (six months ended December 31, 2013 - $nil).

Note 9

Capital Stock

The authorized common stock of the Company consists of 450,000,000 shares of common stock with par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2013 the Company had 195,746,848 (June 30, 2013 - 212,703,620) common stock and zero (June 30, 2013 - zero) preferred stock outstanding.

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 9

Capital Stock (cont’d)

a)

Issued

On May 31, 2013 the Company received $23,775 pursuant to a share subscription agreement to acquire 43,228 common shares at $0.55 per share.  The Company received Cdn$25,000 as subscription proceeds.  On September 6, 2013 the stock was issued.

On December 13, 2013 2,000,000 shares were returned to the transfer agent and cancelled due to the rescission of the consultancy agreement with Caro Capital LLC (“Caro”) entered into on May 14, 2013. Caro had purchased these shares under the consultancy agreement for $2,000.  Under ASC 505-50, the shares were recorded at their fair market value of $1,320,000.  Upon rescission, the Company recorded a reduction to share capital of $2,000 and a reduction to additional paid-in capital of $1,318,000, resulting in a reversal of the recorded expense and remaining prepaid expense in the quarter ended December 31, 2013.  As such, the Company recognized a $340,503 recovery of stock-based consulting fees resulting from expenses recorded as of June 30, 2013, a $662,600 recovery of stock-based consulting fees for the six months ended December 31, 2013 and recorded a reduction to prepaid expenses of $316,897.  Without this one-time recovery, the Company would have recognized a net loss of $ 266,350 and $251,511 for the three and six months ended December 31, 2013, respectively.

On December 13, 2013, three shareholders returned 15,000,000 shares to the Company for cancellation without consideration.  No value was assigned to the cancelled shares.

b)

Share Purchase Warrants

A summary of changes in share purchase warrants for the six months ended December 31, 2013 and the year ended June 30, 2013 is presented below:

	Six Months Ended		Year Ended
	December 31, 2013		June 30, 2013
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of period	900,000	$0.22	-	$-
Issued	-	-	900,000	0.22
Exercised	-	-	-	-

Balance, end of period	900,000	$0.22	900,000	$0.22

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 9

Capital Stock - (cont’d)

b)

Share Purchase Warrants - (cont’d)

As at December 31, 2013, share purchase warrants were outstanding for the purchase of common shares as follows:

		Number
Number		Exercisable
of	Exercise	at	Expiry
Shares	Price	December 31, 2013	Date

650,000	$0.22	650,000	August 8, 2016
250,000	$0.22	250,000	August 28, 2016
900,000		900,000

Note 10

Commitments

On March 16, 2013, the Company entered into a lease agreement for a term of two years commencing April 1, 2013.

As of December 31, 2013, the Company’s commitment for annual minimum future lease payments under office rental agreements are as follows:

Fiscal 2014	$11,700
Fiscal 2015	18,000
$29,700

On May 14, 2013, the Company entered into a Consultancy agreement with Caro Capital LLC. (“Caro”) which expired on November 14, 2013.  Pursuant to the agreement the Company was to receive consultancy services with respect to investor relations, sourcing financing and introducing the Company to investment managers and analysts.  As compensation for services rendered the Company issued Caro 2,000,000 common shares with a fair value of $1,320,000 for proceeds of $2,000 which was being amortised over the period of the Contract.  Additionally, the Company was to pay a monthly retainer of $2,000 during the term of the agreement.  During the six months ended December 31, 2013 the contract was rescinded and deemed null and void.  Resulting from this, Caro returned the 2,000,000 shares received to the Company for cancellation.  Upon the cancellation of the shares, the Company recorded a recovery of stock-based consulting fees of $1,003,103 in the statement of operations for the six month period ended December 31, 2013 (See Note 9).

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 11

Investments in Life Settlement Policies

On March 15, 2012, the Company entered into its first contract to acquire four life settlement policies for the aggregate sum of $570,000, payable on or before April 23, 2012.  Pursuant to the agreement the Company is responsible for all premiums payable pursuant to the terms of the policies and are entitled to fifty percent of the death benefits of those policies not formally closed pursuant to the terms of the agreement.  ASC 325-30, Investments in Insurance Contracts, provides that a purchaser may elect to account for its investments in life settlement contracts based on the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums, statutory interest and direct external costs, if any) to keep the policy in force are capitalized. The Company has elected to use the investment method and refer to the recorded amount as the carrying value of the policies.  The contract to acquire these life policies closed on October 31, 2013.

On June 19, 2012, the Company acquired one of the four life settlement policies.  The face value of the policy is $500,000 with a remaining life expectancy of 4.01 years.  As of December 31, 2013, the carrying value of the policy is $171,434 (June 30, 2013 - $153,375).

On December 28, 2012, the Company acquired the second life settlement policy pursuant to the above agreement.  The face value of the policy is for $2,000,000 with a remaining life of 3.33 years.  As of December 31, 2013, the carrying value of the policy is $552,076 (June 30, 2013 - $462,076).  This policy is being used as collateral for secured financing agreements (See Note 8).

During January 2013, one life settlement policy which the Company had not yet formally acquired pursuant to the agreement matured upon the death of the insured.  The Company received proceeds equal to one half of the net proceeds less acquisition costs paid by Universal Settlements International Inc. aggregating $452,923.  At Maturity the Company had capitalized into life settlement premiums paid an amount of $83,715 in respect of this policy.

On October 31, 2013, the Company acquired the third life settlement policy pursuant to the above agreement.  The face value of the policy is for $1,000,000 with a remaining life of 4.56 years.  As of December 31, 2013, the carrying value of the policy is $229,003 (June 30, 2013 - $462,076).

On November 11, 2013, the Company negotiated the acquisition of a further life settlement policy.  The face value of the policy is for $1,000,000 with a remaining life of 7.35 years.  As of December 31, 2013, the carrying value of the policy is $57,250 (June 30, 2013 - $nil)

CROWN ALLIANCE CAPITAL LTD

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2013

(Stated in US Dollars)

(Unaudited)

Note 11

Investment in Life Settlement Policies - (cont’d)

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

The Company does not believe the life settlement policies to be impaired as of December 31, 2013.

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies in force as December 31, 2013, are as follows.

Year 1	$155,620
Year 2	311,200
Year 3	311,200
Year 4	281,240
Year 5	113,120
Total estimated premiums	$1,172,460

Note 12

Supplemental cash flow information

	Six Months Ended
	December 31,
	2013	2012
Supplemental information:
Interest paid in cash	$37,500	$3,205
Taxes paid in cash	$-	$-

Non-cash interest and financing activities:
Cancelled prepaid stock-based compensation	$(316,897)	$-
Settlement of share subscriptions received	$(23,775)	$-

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

Results of operations for the three and six months ended December 31, 2013 and 2012.

During the three months ended December 31, 2013, we did not earn any revenue.  Our total net expenses and net income for the quarter ended December 31, 2013 were $736,753.  Our operating results reflect net income for the period due to the rescission of our consulting agreement with Caro Capital, LLC.  Upon rescission of its consulting agreement, Caro Capital, LLC returned for cancellation the 2,000,000 shares of common stock previously issued to it as compensation.  This resulted in our recording a recovery of stock-based consulting fees of $1,003,103.  Without this one-time recovery, our net loss for the three months ended December 31, 2013 would have been $266,350. By comparison, during the three months ended December 31, 2012, we generated no revenues and had total net expenses and a net loss of $121,106.

During the six months ended December 31, 2013, we did not earn any revenue.  Our total net expenses and net income for the quarter ended December 31, 2013 were $100,858.  Our operating results for the period include a recovery of stock-based consulting fees of $340,503.  Without this recovery item, our net loss for the six months ended December 31, 2013 would have been $441,361. By comparison, during the six months ended December 31, 2012, we generated no revenues and had total net expenses and a net loss of $251,511.

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

Estimated premiums to be paid for each of the five succeeding fiscal years to keep all three remaining policies purchased under the Agreement, as of December 31, 2013, are as follows.

Year 1	$155,620
Year 2	311,200
Year 3	311,200
Year 4	281,240
Year 5	113,120
Total estimated premiums	$1,172,460

On November 11, 2013, we purchased an additional life insurance policy from USI under a Policy Purchase Agreement.  The policy has a face value of $1,000,000 and was purchased for a price of $57,250.

Our portfolio of life insurance policies now consists of a total of four (4) policies with a total face value of $4,500,000.  As discussed in Liquidity and Capital Resources, below, one of those policies with a face value of $2,000,000 is being used as collateral for a secured financing.

Liquidity and Capital Resources

As of December 31, 2013, we had current assets of $1,073,399, consisting of cash in the amount of $1,006,394 and prepaid expenses of $67,005.  As of December 31, 2013, we had current liabilities of $194,219, consisting of accounts payable and accrued liabilities in the amount of $104,230, accrued interest payable to a related party of $4,989 and a note payable to a related party of $85,000. On June 18, 2013, our sole officer and director, Lorraine Fusco, lent us the sum of $95,000 under a Promissory Note.  The Note bears interest at a rate of fourteen percent (14%) per year.  The Note was originally due on or before July 18, 2013.  The Note was subsequently amended to be due and payable upon demand.  The Company repaid $10,000 of the principal and has also paid $1,567 of interest due.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lorraine Fusco.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013.

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

Crown Alliance Capital Limited

Date:	February 14, 2014

/s/ Lorraine Fusco
By:	Lorraine Fusco
Title:	Chief Executive Officer, Chief Financial Officer and Director